Form 10-QT
period 1994-12-31
SOUTHERN ACCEPTANCE CORP
filed 1995-10-26
CIK 92066

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
( )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                                OR

(X)   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from October 1, 1994 to December 31,
1994

Commission File Number 0-2290

                    SOUTHERN ACCEPTANCE CORPORATION
          ------------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)

      Georgia                                58-0898219
--------------------------------        ------------------------
(State or other Jurisdiction           (I.R.S. Employer I.D. No.)
of Incorporation or Organization)

         277 Pat Mell Road, Suite A, Marietta, GA            30060
         ----------------------------------------          ----------
         (Address of Principal Executive Offices)          (Zip Code)

                              (404) 432-6684
            ----------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  YES      X        NO
                                        ------           ------

     As of October 20, 1995 the number of shares of the registrant's common stock outstanding was 5,238,905.

                 PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

               CONDENSED CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)
         SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                       December 31,  September 30,
                                           1994          1994
                                       -----------   -------------
          ASSETS

Current Assets:
     Cash and Cash Items              $   11,093     $   11,681
     Notes Receivable                     70,755         71,641
     Property for resale                 167,735        167,735
     Other Current Assets                  3,574          3,303
                                       ---------      ---------
          Total Current Assets           253,157        254,360

Property, Plant and Equipment,
  at cost                                203,387        203,387
Accumulated Depreciation                (137,553)      (134,043)
                                       ---------      ---------
                                          65,834         69,344

Other Asset:
     Investment Property                 175,988        175,988
                                       ---------      ---------
          TOTAL ASSETS                $  494,979     $  499,692
                                       =========      =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts and Notes Payable       $   28,321     $    9,541
     Other Current Liabilities             1,321          1,250
                                       ---------       --------
         Total Current Liabilities        29,642         10,791

Long-Term Debt                            59,431         60,726

Stockholders' Equity:
     Common Stock                        521,347        521,347
     Additional paid-in capital        2,615,506      2,615,506
     Retained-earnings (deficit)      (2,730,947)    (2,708,678)
                                       ---------      ---------
                                         405,906        428,175
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY        $  494,979     $  499,692
                                       =========      =========

See notes to condensed consolidated financial statements.


          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)
         SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                                 Quarter Ended
                                                  December 31,
                                              ------------------
                                                 1994       1993
                                              --------    --------

Income:
     Interest                                 $  1,650     $  3,845
     Rents and commissions                      14,575        2,215
                                               -------       ------
          Gross revenues                        16,225        6,060

Expenses:
     Interest                                    1,997        2,881
     Commissions                                 4,626          -0-
     Administrative and general                 28,361       26,416
     Depreciation                                3,510        3,510
                                               -------       ------

          Total expenses                        38,494       32,807
                                               -------       ------
          Net (loss)                          $(22,269)    $(26,747)
                                               =======      =======

Net (loss) per share                          $   (nil)    $   (nil)

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)
           SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                                 Quarter Ended
                                                  December 31,
                                              ---------------------
                                                 1994       1993
                                              --------     --------

Net cash provided by (used in):
     Operating activities                     $(21,437)    $ (4,478)
     Investing activities                          -0-         -0-
     Financing activities                       20,849       (1,371)
                                               -------       ------
Net (decrease) in cash and
     cash equivalents                             (588)      (5,849)
Cash and cash equivalents at
     beginning of period                        11,681       13,243
                                               -------      -------
Cash and cash equivalents
     at end of period                         $ 11,093     $ 7,394
                                               =======      ======

          See notes to condensed consolidated financial statements.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES

                        December 31, 1994

Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     The results of operations for the quarter ended December 31, 1994 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and related notes in the Company's 1994 Annual Report to its shareholders.

Note B - Proposed Merger

     On May 30, 1995 the Company signed a letter of intent to effect a merger with Efficiency Lodge, Inc. pursuant to which an unspecified number of shares of the Company's common stock would be issued in exchange for the net assets of Efficiency Lodge, Inc., at which time each share of the latter's common stock issued and outstanding prior to the Effective Time would be canceled and extinguished. Negotiations are still in process, due diligence has not yet been completed, and no definitive agreement has been approved.

Note C - Change in Fiscal Year

     On September 12, 1995 the Company's Board of Directors voted to change the Company's fiscal year from September 30 to December 31 in anticipation of the proposed merger discussed in Note B, and a Form 8-K to report this event was filed with the Securities and Exchange Commission.

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

     Commission income increased during the quarter ended December 31, 1994. The Company is continuing with its plans to develop or sell its remaining investment property. However, this is of a long-term nature. While the Company is exercising tight expense controls, it continues to suffer from a lack of sufficient operating revenues to cover administrative and general expenses.

     The Company's financial condition is stable, with a current ratio of 8.5 to 1. The Company hopes to use some of these funds to buy and sell property at a profit in order to generate capital.

           PART II.   OTHER INFORMATION

Exhibits
________

Exhibit 27 - Financial Data Schedule

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            SOUTHERN ACCEPTANCE CORPORATION
                                      (Registrant)




Date October 27. 1995       /s/J. A. Cochran, President
                            J. A. Cochran, President



Date October 27, 1995       /s/ Bonnie L. Byers
                            Bonnie L. Byers, Vice President and
                                             Secretary-Treasurer