Form 10-Q
period 1995-09-30
SOUTHERN ACCEPTANCE CORP
filed 1995-11-14
CIK 92066

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1995

                                OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-2290

           SOUTHERN ACCEPTANCE CORPORATION
------------------------------------------------------
(Exact Name of Registrant as Specified in its Charter)

Georgia                                      58-0898219
---------------------------------       -------------------------
(State or other Jurisdiction           (I.R.S. Employer I.D. No.)
of Incorporation or Organization)

277 Pat Mell Road, Suite A, Marietta, GA            30060
----------------------------------------          ----------
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

                                  YES      X        NO
                                         ----         ----

     As of November 13, 1995 the number of shares of the registrant's common stock outstanding was 5,238,905.

                 PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

               CONDENSED CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)
         SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                       September 30, December 31,
                                           1995          1994
                                       ------------  ------------
          ASSETS

Current Assets:
     Cash and Cash Items             $   131,933     $   11,093
     Notes Receivable                        -0-         70,755
     Property for resale                     -0-        167,735
     Other Current Assets                  4,152          3,574
                                       ---------     ----------
          Total Current Assets           136,085        253,157

Property, Plant and Equipment,
  at cost                                208,232        203,387
Accumulated Depreciation                (148,083)      (137,553)
                                       ---------     ----------
                                          60,149         65,834

Other Asset:
     Investment Property                 175,988        175,988
                                       ---------      ---------
          TOTAL ASSETS                $  372,222     $  494,979
                                       =========      =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts and Notes Payable       $    8,255     $   28,392
     Other Current Liabilities             2,875          1,250
                                       ---------       --------
         Total Current Liabilities        11,130         29,642

Long-Term Debt                            55,307         59,431

Stockholders' Equity:
     Common Stock                        521,347        521,347
     Additional paid-in capital        2,615,506      2,615,506
     Retained-earnings (deficit)      (2,831,068)    (2,730,947)
                                       ---------      ---------
                                         305,785        405,906
                                       ---------      ---------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY        $  372,222     $  494,979
                                       =========      =========

See notes to condensed consolidated financial statements.

                     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                      (UNAUDITED)
                    SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                        Quarter Ended       Nine Months Ended
                                        September 30,         September 30,
                                        ---------------     -----------------
                                         1995      1994        1995      1994
                                         ----      ----        ----      ----

          Income:
               Interest              $  2,018   $  1,978    $  4,564  $  6,605
               Rents & commissions        450      2,776       8,898    10,960
               Other income             2,584     19,373       5,036    61,447
                                      -------    -------     -------   -------
                    Gross revenues      5,052     24,127      18,498    79,012

          Expenses:
               Interest                 1,781        164       6,581     5,197
               Commissions              2,835     19,570      11,612    22,510
               Admin. and general      42,054     31,101      89,896    77,024
               Depreciation             3,510      1,298      10,530     8,318
                                      -------    -------     -------   -------
                    Total expenses     50,180     52,133     118,619   113,049
                                      -------    -------     -------   -------
                    Net (loss)       $(45,128)  $(28,006)  $(100,121) $(34,037)
                                      =======    =======     =======   =======
          Net Income (Loss)
               Per Share             $  (.009)  $  (.005)  $   (.019) $  (.006)

                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (UNAUDITED)
                     SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                        Quarter Ended        Nine Months Ended
                                        September 30,            June 30,
                                       ---------------       -----------------
                                       1995       1994        1995      1994
                                       ----       ----        ----      ----
          Net cash provided
               by (used in):
               Operating activities $(13,060)  $(253,630)   $129,348  $(47,976)
               Investing activities   (1,151)    234,953      (4,845)  234,953
               Financing activities   20,742     ( 1,117)     (3,663) (182,690)
                                     -------    --------     -------  --------
          Net increase (decrease)
               in cash and cash
               equivalents             6,531     (19,794)    120,840     4,287
          Cash and cash
               equivalents at
               beginning of period   125,402      31,475      11,093     7,394
                                     -------    --------     -------  --------
          Cash and cash equivalents
               at end of period     $131,933    $ 11,681    $131,933  $ 11,681
                                     =======     =======     =======   =======

          See notes to condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                  September 30, 1995

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

     The results of operations for the quarter and the nine-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1995. These financial statements should be read in conjunction with the Company's financial statements and related notes in the Company's 1994 Annual Report to its shareholders.

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

Note C - Change in Fiscal Year

     On September 12, 1995, the Company's Board of Directors voted to change the Company's fiscal year from September 30 to December 31 in anticipation of the proposed merger discussed in Note B, and a Form 8-K to report this event was filed with the Securities and Exchange Commission.

          Item 2.   Management's Discussion and Analysis of Financial
                    -------------------------------------------------
                    Condition and Results of Operations
                    -----------------------------------

     During the quarter ended September 30, 1995, the Company sold its remaining property for resale at a profit. Other than that, the quarter was pretty flat.

     The Company is continuing with its plans to develop or sell its remaining investment property. However, this is of a long-term nature. While the Company is exercising tight expense controls, it continues to suffer from a lack of sufficient operating revenues to cover administrative and general expenses.

     The Company's financial condition is stable, with a current ratio of 12 to 1. The Company hopes to use some of these funds to buy and sell property at a profit in order to generate capital.

        PART II.   OTHER INFORMATION

Exhibits
--------

Exhibit 27 - Financial Data Schedule

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            SOUTHERN ACCEPTANCE CORPORATION
                            -------------------------------
                                      (Registrant)




Date November 14, 1995      /s/ J.A. Cochran, President
                            --------------------------------------
                            J. A. Cochran, President



Date November 14, 1995      /s/ Bonnie L. Byer
                            --------------------------------------
                            Bonnie L. Byers, Vice President and
                                             Secretary-Treasurer