Form 10-K
period 1995-12-31
SOUTHERN ACCEPTANCE CORP
filed 1996-04-09
CIK 92066

Securities And Exchange Commission
                      Washington, D.C. 20549

                            FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934

           For the fiscal year ended December 31, 1995
        and the Transition Quarter ended December 31,1994

                  Commission file number 0-2290

                  Southern Acceptance Corporation
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)


             Georgia                       58-0898219
     -------------------------------    ----------------
     (State or other jurisdiction of    (I.R.S. Employer
     incorporation or organization)     Identification No.)


     277 Pat Mell Road, Suite A, Marietta, Georgia                  30060
     ---------------------------------------------               ----------
       (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (770) 432-6684

Securities registered pursuant to Section 12(b) of the Act:  none

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $.10 par value
                   ----------------------------
                         (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 1995: $489,121, based on $.10 per share, the last known sales price of the Registrant's Common Stock.

     At December 31, 1995, there were issued and outstanding
5,238,905 shares of Common Stock, par value $.10 per share.

     DOCUMENTS INCORPORATED BY REFERENCE.  None.
PART I

Item I - Business
- -----------------

     GENERAL. The Registrant was incorporated in 1962 as a Georgia corporation, and for 34 years engaged in the business of real estate sales and development in Georgia. Specifically, the Registrant purchased or built and operated motels and apartments. In 1974, following several years of losses, the Registrant filed for bankruptcy under Chapter XI of the federal bankruptcy laws. At the time the Registrant filed for bankruptcy in 1974, it owned approximately 18 properties, most of which the Registrant sold during the bankruptcy proceedings.

     The Registrant emerged from bankruptcy in 1980. Thereafter, the Registrant operated five motels until the motels were sold in the early 1980s. Following the sale of the motels, the Registrant continued to engage to a limited extent in the purchase and sale of real estate in Georgia.

     The Registrant is currently primarily engaged in the business of real estate sales and earns commissions from such real estate sales. In addition, the Registrant earns interest on its notes receivable, rental income from its rental properties and income from the purchase and sale of investment properties. As of December 31, 1995, the book value of the Registrant's assets was $244,536. Management does not believe there is any substantial unrecognized value in these assets.

     RECENT DEVELOPMENTS. On January 22, 1996, the Registrant entered into an Agreement and Plan of Merger with Efficiency Lodge, Inc., a Georgia corporation ("ELI") pursuant to which ELI will be merged into the Registrant (the "Merger"). As part of the Merger, the ELI shareholders will receive approximately 95% of the shares of the surviving corporation. Shareholders of the Registrant will receive one share of stock in the surviving corporation for each one hundred shares of stock of the Registrant held by them prior to the Merger and collectively will hold 5% of the shares of the surviving corporation. The Registrant has filed a preliminary proxy statement with the Securities and Exchange Commission (the "SEC") concerning the proxy statement to be sent to shareholders of the Registrant in connection with the proposed Merger. Following review of the proxy statement by the SEC, the Registrant will call a special meeting of its shareholders to consider the proposed Merger.

     The principal executive offices of the Registrant are located at 277 Pat Mell Road, Suite A, Marietta, Georgia 30060, and the telephone number at that address is 770-432-6684.


Item 2 - Properties
- -------------------

     As of March 15, 1996 the Registrant owns the 3,813 square-foot, one-story office building at 277 Pat Mell Road in Cobb County, Georgia that houses its principal executive offices as well as one tenant of the Registrant. This property constitutes substantially all of the assets of the Registrant. The Pat Mell Road property is subject to a mortgage, the balance of which as of December 31, 1995 was approximately $42,546. The mortgage on the Pat Mell Road property accrues interest at the rate of 10% per year, and will mature in 2004.

Item 3 - Legal Proceedings
- --------------------------

     There were no substantial, ongoing legal proceedings involving the Registrant at December 31, 1995.

Item 4 - Submissions of Matters to a Vote of Security Holders
- -------------------------------------------------------------

     No matters were submitted to a vote of security holders during the year ended December 31, 1995.

PART II

Item 5 - Market for the Registrant's Common Stock and Related
         Stockholder Matters
         ----------------------------------------------------

     There is no public trading market for the Registrant's common stock. As of January 1, 1996, there were 5,238,905 outstanding shares of Registrant's common stock and approximately 3,770 holders of record of such shares. Although there are currently no legal or contractual restrictions on the payment of dividends by the Registrant, it has not paid any dividends since 1974 because of poor operational results and insufficient earnings.

Item 6 - Selected Financial Data
- --------------------------------


                                          Year Ended        Quarter
                                           December           Ended                   Year Ended September 30,
                                              31,          December 31,         ----------------------------------------------
                                             1995             1994              1994          1993          1992          1991
                                          ----------       ------------     ---------      ---------     ---------     ----------
Net operating revenues                    $224,574           $16,225        $  85,072      $  73,548     $  81,103     $  109,229

(Loss) from
   continuing operations                  (156,302)          (27,337)         (66,061)       (75,247)      (81,780)       (76,357)

Total assets                               298,628           497,689          499,692        751,103       742,154        869,834

Current portion of long-
   term debt                                 3,603             5,958            4,814          4,279         3,806          3,388

Long-term debt, less current
   maturities                               38,973            59,431           60,726         65,540        69,820          73,626

(Loss) from
   continuing operations
   per common share                           (.03)             (.01)            (.01)          (.01)         (.01)          (.01)

Net (loss)
   per common share                           (.03)             (.01)            (.01)          (.01)         (.01)          (.01)

Cash dividends paid
   per common share                            .00               .00              .00            .00           .00            .00

Average number of common
   and common equivalent
   shares outstanding                    5,238,905          5,238,905        5,591,129      6,157,204     6,157,204     6,157,204



Item 7 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         --------------------------------------------------

     The Registrant is primarily engaged in the business of real estate sales. The Registrant also earns commissions from real estate sales and receives rental income from its office building. Although the Registrant sold a piece of investment property and two pieces of property held for resale at gains during 1995, the Registrant's fiscal year ended December 31, 1995 was another disappointing one in that the Registrant experienced a net loss for the eighth consecutive year. During 1995 the Registrant changed its fiscal year from September 30 to December 31 in anticipation of the Merger which management hopes will revitalize the Registrant's operations.

Results of Operations
- ---------------------

     Operating revenues for the year ended December 31, 1995 increased 164% over the year ended September 30, 1994 due primarily to sales of two pieces of property for resale compared to a 16% increase of fiscal 1994 over fiscal 1993. There were no such sales in either the year ended September 30, 1994 or the transition quarter ended December 31, 1994 although there was a significant gain on the sale of some investment property in fiscal 1994. Costs and expenses for the year ended December 31, 1995 increased 152% over the year ended September 30, 1994 due primarily to the cost of sales of property held for resale, for which there were no comparable transactions in either the year ended September 30, 1994 or the transition quarter ended
December 31, 1994 and to the $50,294 write-down of investment property to its net realizable value. During 1995, the Board of Directors concluded that it would be in the best interests of the shareholders to merge the Registrant with ELI. Work was commenced on the legal and accounting matters necessary to present the merger to a vote of shareholders, resulting in a 16% increase in administrative and general expenses due to increased legal and accounting fees. Administration and general expenses for the year ended September 30, 1994 increased 24% over fiscal 1993 due primarily to a $5,679 increase in commissions paid for real estate sales, $5,577 of expenses incurred in an abandoned attempt to enter the electronic health claim filing business, a $5,454 increase in advertising, and the $6,609 loss incurred in the repossession of property previously sold.

Liquidity and Sources of Capital
- --------------------------------

     The ratio of current assets to current liabilities was 9 to 1 at December 31, 1995; 7 to 1 at December 31, 1994; 24 to 1 at September 30, 1994; and 2 to 1 at September 30, 1993. The Registrant hopes to use some of its funds to buy and sell property at a profit. There is no assurance, however, that such transactions will be consummated. Management anticipates that some of the Registrant's funds will continue to be used to pay legal, accounting and other expenses in connection with the proposed Merger.


Impact of Inflation
- -------------------

     Inflation and changing prices did not have a significant impact on the Registrant's revenues or income from continuing operations during the year ended December 31, 1995, the quarter ended December 31, 1994 or the two years ended September 30, 1994.

Impact of Tax Reform
- --------------------

     The Revenue Reconciliation Act of 1993 is not expected to have a significant effect on the Registrant's operations.

Item 8 - Financial Statements and Supplementary Data
- -----------------------------------------------------

     The response to this item is included herein beginning on page F-1.

Item 9 - Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure
- ---------------------------------------------------------

     None.

PART III

Item 10 - Directors and Officers of the Registrant
- --------------------------------------------------

     The following table sets forth certain items of information with respect to each Director of Registrant as of December 31, 1995:

           Name and Years of                  Business Experience
          Service as Director         Age     Last Five Years
          -------------------         ---     --------------------
          J. A. Cochran               63      Director, President and
          1966 - present                      General Counsel of the
                                              Registrant; Senior Partner
                                              - Cochran, Camp & Snipes,
                                              Attorneys and Director of
                                              Republic Data Corp.

          Wesley H. Stembridge        72      Director of the Registrant;
          1963 - present                      Trading consultant

          Dr. Roy W. Sweat            68      Director and Vice President
          1963 - present                      of the Registrant;
                                              Chiropractor; and Director
                                              of Capital City Bank &
                                              Trust

          Harry W. Chappell, Jr.      70      Director of the Registrant;
          1985 - present                      Engineer, Fabric
                                              Development with Goodyear
                                              Tire & Rubber Registrant
                                              (Retired)

          Bonnie L. Byers             52      Secretary-Treasurer of
          1991 - present                      Registrant since September
                                              1, 1983; Vice President of
                                              Registrant since May 15,
                                              1990; Director of
                                              Registrant since December
                                              10, 1991

          Arthur Crowe                71      Attorney with the law firm
          1994 - present                      of Cauthorn & Phillips;
                                              Director of Registrant
                                              since January 27, 1994

          Ken Thigpen                 55      President of Georgia
          1994 - present                      Bankers Bank until
                                              September 1900; President
                                              of Georgia State Bank since
                                              September 1990; Director of
                                              Registrant since January
                                              27, 1994

     The terms of the directors are for a period of one year or until a successor is elected at the annual meeting of the shareholders. There is no family relationship between any of the above directors or any executive officer of the Registrant.

     The following table sets forth certain information as to all executive officers:

Name of Officer     Age            Position with the Registrant
- ---------------     ---            ----------------------------
J. A. Cochran       63             President and Director

Dr. Roy W. Sweat    68             Vice President and Director

Bonnie L. Byers     52             Vice President, Secretary-
                                   Treasurer and Director

     Executive officers are elected by the Board and serve until the earlier of their resignation or removal by the Board.

     The following is a brief account of the business experience during the past five years of each executive officer of the
Registrant:

J. A. Cochran                 Director, President and General
                              Counsel of Registrant; Senior
                              Partner - Cochran, Camp & Snipes,
                              Attorneys, and Director of Republic
                              Data Corporation.

Dr. Roy W. Sweat              Director and Vice President of
                              Registrant; Chiropractor

Bonnie L. Byers               Secretary-Treasurer of Registrant
                              since September 1, 1983; Vice
                              President of Registrant since May
                              15, 1990; Director of Registrant
                              since December 10, 1991.

     No family relationship exists between any of the directors or executive officers of the Registrant.

     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Each officer, director and beneficial officer of the Registrant identified above failed to file Form 3s on a timely basis during 1995.


Item 11 - Executive Compensation
- --------------------------------

     During 1993, 1994 and 1995, J. A. Cochran, President of the Registrant, did not receive any short or long-term compensation from the Registrant, other than director's fees. No officers of the Registrant received salary and bonus in excess of $100,000 during 1993, 1994 or 1995.

     Directors of the Registrant received $50 for each Board of Directors meeting attended.

     REPORT ON EXECUTIVE COMPENSATION. Compensation decisions for the Registrant are made by the entire Board of Directors. During 1995, only one executive officer of the Registrant, Bonnie Byers, received any compensation from the Registrant, other than Director's fees. The Board based its compensation decision for Ms. Byers on the amount paid to her in prior years. Ms. Byers did not participate in deliberations of the Board regarding her compensation. The Registrant does not have a pension plan and does not grant stock options, stock appreciation rights or similar incentive awards.

      BOARD OF DIRECTORS OF SOUTHERN ACCEPTANCE CORPORATION

          J. A. Cochran            Bonnie L. Byers
          Wesley H. Stembridge     Arthur Crowe
          Dr. Roy W. Sweat         Ken Thigpen
          Harry W. Chappell, Jr.

     No market for the Registrant's common stock exists, and the common stock has not been actively traded within the last 20 years. In addition, the Registrant has very limited resources and is not aware of similar companies with which it could compare the performance of its common stock over the past five years. Accordingly, the Board of Directors believes that constructing a stock performance graph would be extremely costly and the results would not be meaningful.


Item 12 - Security Ownership of Certain Beneficial Owners and
          Management
          ---------------------------------------------------

     (a) The following person is known by the Registrant to own beneficially more than five percent of the Registrant's voting securities:

                   Name and Address of     Amount and Nature of     Percent
Title of Class     Beneficial Owner        Beneficial Ownership     of Class
- -------------      ------------------      --------------------     ---------

Common Stock         Roy W. Sweat             270,698 Shares           5.17%
                     3274 Buckeye Road
                     Chamblee, GA


     (b) The following table sets forth the amount of shares beneficially owned, directly or indirectly, by all directors and officers of the Registrant:

                        Name of         Amount and Nature of    Percent
Title of Class     Beneficial Owner     Beneficial Ownership    of Class
- --------------     ----------------     --------------------    --------
Common Stock        Arthur Crowe               21,186             .40%
Common Stock        Bonnie L. Byers               103 <F1>        -
Common Stock        J. A. Cochran              34,838 <F2>        .66
Common Stock        Wesley H. Stembridge        2,704             .05
Common Stock        Roy Sweat                 270,698            5.17
Common Stock        Harry W. Chappell, Jr.     17,139 <F3>        .33
Common Stock        Ken Thigpen                 1,030             .02
                                              -------            ----
Common Stock        All officers and          347,698            6.63%
                    Directors as a            =======            ====
                    group (7 persons)
________________________

<F1>  Owned by Mrs. Byers jointly with her husband.
<F2>  Owned by Mr. Chappell jointly with his wife.
<F3>  25,550 shares are owned by Mr. Cochran jointly with his wife.

     (c) There are no contractual arrangements known to Registrant which may at a subsequent date result in a change in control of the Registrant.

Item 13 - Certain Relationships and Related Transactions
- --------------------------------------------------------

     The law firm of Mr. J. A. Cochran serves as legal counsel to the Registrant for which it received $677 in fiscal 1995. In addition to being a director and President of the Registrant, Mr.
Cochran has served as counsel to the Registrant on various matters.

     All officers and directors of the Registrant served as officers and directors of all wholly-owned subsidiaries. Both the Registrant and its subsidiaries share the same offices, personnel and equipment.

PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on
          Form 8-K
          ------------------------------------------------------

     (a)  List of Financial Statements and Financial Statement
Schedules.

     The following consolidated financial statements of Southern
Acceptance Corporation and subsidiaries are included in Item 8:

     Consolidated Balance Sheets -
          December 31, 1995 and 1994 and
          September 30, 1994

     Consolidated Statements of Operations
        and Retained-Earnings (Deficit) -
        Years Ended December 31, 1995, Quarter Ended
        December 31, 1994 and Years Ended September 30, 1994, and 1993

     Consolidated Statement of Cash Flows -
        Years Ended December 31, 1995, Quarter Ended
        December 31, 1994 and Years Ended September 30,
        1994, and 1993

     Notes to Consolidated Financial Statements -
          December 31, 1995

     The following consolidated financial statement schedules of Southern Acceptance Corporation and subsidiaries are included in
Item 14(d):

     Schedule V       -  Property, Plant, and Equipment

     Schedule VI      -  Accumulated Depreciation, Depletion
                         and Amortization of Property, Plant and
                         Equipment

     Schedule VIII    -  Valuation and Qualifying Accounts

     Schedule IX      -  Short-term Borrowings

     Schedule X       -  Supplementary Income
                         Statement Information

     Schedule XI      -  Real Estate and Accumulated
                         Depreciation

     Schedule XII     -  Mortgage Loans on Real Estate

     All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1995.

     (c) EXHIBITS. The exhibits filed as part of this Annual report on Form 10-K are as follows:

     Exhibit No.         Description
     -----------         -----------

       2.1 Agreement and Plan of Merger dated as of January 22, 1996 by and between the Registrant and Efficiency Lodge, Inc.

       21             Subsidiaries of the Registrant

       27             Financial Data Schedules

     (d) FINANCIAL STATEMENTS. The following financial statements are filed as part of this Annual Report on Form 10-K:

               RANDALL C. BROWN & ASSOCIATES, P.C.
                   Certified Public Accountants
                         338 Paces Center
                  455 E. Paces Ferry Road, N.E.
                   Atlanta, Georgia  30305-3329
                           404-237-4732
                         Fax 404-266-2943

Report of Independent Auditors

Board of Directors
Southern Acceptance Corporation
Marietta, Georgia  30067

     We have audited the consolidated financial statements of Southern Acceptance Corporation and subsidiaries listed in the accompanying index to financial statements (Item 14(a)). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of Southern Acceptance Corporation and subsidiaries at December 31, 1995 and 1994 and September 30, 1994, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 1994, the quarter ended December 31, 1994 and the year ended December 31, 1995, in conformity with generally accepted accounting principles.


/s/ Randall C. Brown & Associates, P.C.

Atlanta, Georgia
March 20, 1996

CONSOLIDATED BALANCE SHEETS

SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                                                      December 31,             September 30,
                                                                  -------------------          -------------
                                                                   1995          1994              1994
                                                                  -------     -------          ------------
                 ASSETS
CURRENT ASSETS

      Cash and cash equivalents                                  $128,728      $ 11,093          $  11,681
      Current maturities of note
       receivable - Note B                                            -0-        72,755             71,641
      Property for resale                                             -0-       167,735            167,735
      Other current assets                                            852         3,781              3,303
                                                                 --------      --------           --------
       TOTAL CURRENT ASSETS                                       129,580       255,364            254,360

PROPERTY, PLANT AND EQUIPMENT - Note A

      Land                                                         15,000        20,000             20,000
      Buildings and improvements                                  133,727       169,542            169,542
      Furniture and equipment                                      13,447        13,845             13,845
                                                                 --------      --------           --------
                                                                  162,174       203,387            203,387
      Less allowance for depreciation                             118,820       137,050            134,043
                                                                 --------      --------           --------
       TOTAL PROPERTY, PLANT AND
         EQUIPMENT                                                 43,354        66,337             69,344

INVESTMENT PROPERTY - Notes A, G and J                            125,694       175,988            175,988
                                                                 --------      --------           --------
                                                                 $298,628      $497,689           $499,692
                                                                 ========      ========           ========


                                                                      December 31,             September 30,
                                                                  -------------------          -------------
                                                                   1995          1994              1994
                                                                  -------     -------          ------------

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Note payable to bank                                  $        -0-       $    22,370       $       -0-
      Trade accounts payable                                      10,171             8,771             4,727
      Accrued interest                                               -0-                71               -0-
      Current maturities of long-term
       debt - Note C                                               3,603             4,958             4,814
      Other current liabilities                                    1,375             1,250             1,250
                                                                 -------          --------           -------
       TOTAL CURRENT LIABILITIES                                  15,149            37,420            10,791

LONG-TERM DEBT, less current
      maturities - Note C                                         38,943            59,431            60,726

STOCKHOLDERS' EQUITY - Note E
      Common Stock - par value $.10 per
       share - authorized 7,500,000
       shares; issued and outstanding
       (including 1,034,352 shares held
       in treasury); 6,273,257 shares                            627,326           627,326           627,326
      Additional paid-in capital                               2,615,506         2,615,506         2,615,506
      Retained-earnings (deficit)                             (2,892,317)       (2,736,015)       (2,708,678)
                                                              ----------        ----------        ----------
                                                                 350,515           506,817           534,154
      Less treasury stock, at cost                               105,979           105,979           105,979
                                                              ----------        ----------        ----------
        TOTAL STOCKHOLDERS' EQUITY                               244,536           400,838           428,175
                                                              ----------        ----------        ----------
                                                            $    298,628       $   497,689       $   499,692
                                                              ==========        ==========        ==========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED-EARNINGS (DEFICIT) SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES


                                                         Year Ended         Quarter Ended                Year Ended September 30,
                                                        December 31,        December 31,                -------------------------
                                                           1995                   1994                  1994               1993
                                                        ------------        -------------           ----------           ---------
Income
      Interest                                       $      5,594        $   $  1,650             $     10 450        $     19,145
      Rental income                                         7,481               3,690                    9,255               8,800
      Sales commissions                                     2,341              10,885                    3,920              19,917
      Sales of property held
       for resale                                         180,263                 -0-                      -0-              24,975
      Gain on sale of
       investment property                                 28,895                 -0-                   61,447                 -0-
      Other income                                            -0-                 -0-                      -0-                 711
                                                          -------             -------                  -------             -------
                                                          224,574              16,225                   85,072              73,548

Costs and Expenses
      Interest                                              8,104               2,046                    8,078               8,473
      Commissions                                          10,490               8,164                   22,510              16,813
      Cost of sales of property
       held for resale                                    175,327                 -0-                      -0-              23,110
      Administrative and
       general expenses                                   125,742              30,345                  108,717              87,967
      Depreciation                                         10,919               3,007                   11,828              12,432
      Loss on write-down of investment
       property - Notes G and J                            50,294                 -0-                      -0-                 -0-
                                                         --------             -------                 --------            --------
                                                          380,876              43,562                  151,133             148,795
                                                         --------             -------                 --------            --------
(LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                      (156,302)            (27,337)                 (66,061)            (75,247)

Provision for income taxes -
      Notes A and D                                           -0-                 -0-                      -0-                 -0-
                                                        ---------            --------                 --------            --------
NET (LOSS)                                              (156,302)            (27,337)                 (66,061)            (75,247)

Retained-earnings (deficit)
      at beginning of period                          (2,736,015)         (2,708,678)              (2,642,617)         (2,567,370)
                                                      ----------          ----------               ----------          ----------
RETAINED-EARNINGS
 (DEFICIT) AT END OF PERIOD                          $(2,892,317)        $(2,736,015)             $(2,708,678)        $(2,642,617)
                                                      ==========          ==========               ==========          ==========
Net (loss) per common
 share - Note A                                      $      (.03)        $      (.01)             $      (.01)        $      (.01)
                                                      ==========          ==========               ==========          ==========
Average number of common
 shares outstanding
 during the period                                     5,238,905           5,238,905                5,591,129           6,157,204
                                                       =========           =========                =========           =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES



                                                            Year Ended         Quarter Ended          Year Ended September 30,
                                                            December 31,        December 31,       -----------------------------
                                                               1995                 1994              1994               1993
                                                            -----------         -------------      ---------          ---------
OPERATING ACTIVITIES
  Net (loss)                                                 $(156,302)           $(27,337)        $ (66,061)         $(75,247)
  Adjustments to reconcile net
    (loss) to net cash (used
    in) operating activities:
      Depreciation                                              10,919               3,007            11,828            12,432
      Bad debt expense (recovery)                                  -0-              (2,000)            6,609               -0-
    Property for resale:
        Additions to                                            (7,592)                -0-            (5,882)          (91,542)
        Proceeds from sale of                                  171,839                 -0-               -0-            24,975
        (Gain) Loss on sale of                                   3,488                 -0-               -0-            (1,865)
    (Gain) on sale of fixed assets
      or investment property                                   (25,675)                -0-           (35,354)              -0-
    Loss on write-down of investment
      property                                                  50,294                 -0-               -0-               -0-
    Change in assets and
     liabilities:
      Decrease in notes receivable                              72,755                 886            32,796            68,703
      Decrease (increase) in other
        current assets and
        liabilities - net                                        4,383               3,637             3,610            (5,262)
                                                               -------             -------           -------            ------
  NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                       124,109             (21,807)          (52,454)          (67,806)

INVESTING ACTIVITIES
    Capital expenditures                                        (3,584)                -0-            (3,495)               -0-
    Proceeds from sale of fixed
     assets or investment property                              41,323                 -0-           234,569                -0-
    Deductions from (additions to)
      deferred charges                                             -0-                 -0-             3,879            (3,879)
                                                               -------             -------           -------            ------
  NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                                        37,739                 -0-           234,953            (3,879)

FINANCING ACTIVITIES
    Short-term borrowing                                        10,500              22,370             5,000             93,000
    Payments on notes payable and
      long-term debt                                           (54,713)             (1,151)         (97,279)            (8,807)
    Purchase of treasury Stock                                     -0-                 -0-          (91,782)               -0-
                                                               -------             -------           -------            ------
  NET CASH (USED IN) PROVIDED BY
    FINANCING ACTIVITIES                                       (44,213)             21,219         (184,061)            84,193
                                                               -------             -------           -------            ------
  NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                  117,635                (588)          (1,562)            12,508
  Cash and cash equivalents at
    beginning of period                                         11,093              11,681           13,243                735
                                                               -------             -------           -------            ------
  Cash and cash equivalents at
    end of period                                            $ 128,728            $ 11,093         $  11,681          $ 13,243
                                                              ========             =======          ========           =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the year for:
      Interest                                               $   7,855            $  2,296         $  11,617          $  10,572
      Income taxes                                                 -0-                 -0-               -0-              -0-

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES
December 31, 1995



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements
- ---------------------------
include the accounts of the Company and all of its subsidiaries. No minority interest is reflected as the subsidiary with minority ownership, Nu-Moo Lite Industries, Inc. (56.67% owned), had a negative net worth. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents - The Company considers all highly liquid investments
- ---------------
with a maturity of three months or less when purchased to be "cash equivalents."

Income Taxes - Income taxes reported for financial reporting purposes are
- ------------
substantially the same as amounts payable under applicable federal income tax rules and regulations. The investment tax credit is recognized as a reduction of the income tax provision in the year in which credits become available for tax purposes. The Company has sizeable net operating loss carryforwards, which are included in the same type of income of the current year that absorbs that particular operating loss and carryforward. (See Note D).

Property for Resale - Property for resale consists of residential lots,
- -------------------
some of which include houses built by the Company. These properties are valued at the lower of cost or estimated net realizable value.

Investment Property - Investment property consists of land held for
- -------------------
eventual development, subdivision, or sale depending on the market and other factors. Such properties are valued at the lower of cost or estimated net realizable value.

Revenue Recognition - Interest income is recognized when earned; rental
- -------------------
income is recognized in accordance with the lease terms; and sales commissions, sales of property held for resale, and gains on sale of investment property are recognized when market transactions are consummated as evidenced by a real estate closing.

Property, Plant and Equipment - Property, plant and equipment are stated
- -----------------------------
at cost. Depreciation is determined principally by the straight-line method over the estimated useful life of each asset as follows:

         Buildings                                          15 years
         Furniture and equipment                          5-10 years

Expenditures for maintenance, repairs and improvements which do not materially prolong the life of the related asset are charged to expense. The cost of assets retired or sold and the related accumulated depreciation are removed from the accounts upon such disposition and any gain or loss is included in income.

Net Income Per Common Share - Net income per common share is
- ---------------------------
based upon the number of shares of Common Stock outstanding during each period, not including the shares held in treasury by the Company. There were no common stock equivalents or dilutive instruments outstanding.

SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES
December 31, 1995

NOTE B - MORTGAGE NOTE RECEIVABLE
      The mortgage note receivable is summarized as follows:

                                                                         December 31,            September 30,
                                                                      -------------------        ------------
                                                                         1995        1994            1994
                                                                      --------      -------      ------------

      Mortgage note receivable                                        $   -0-       $72,755        $73,641
      Less allowance for doubtful amounts                                 -0-           -0-          2,000
                                                                       ------        ------         ------
                                                                          -0-        72,755         71,641
      Less current maturities                                             -0-        72,755         71,641
                                                                       ------        ------         ------
                                                                      $   -0-       $   -0-        $   -0-
                                                                       ======        ======         ======

The mortgage note receivable, which bears interest at 9%, consists of a first mortgage residential real estate and is secured by the property. This note did not arise from retail land sales activity.

NOTE C - Long-term Debt

      Long-term debt is summarized as follows:

                                                                         December 31,            September 30,
                                                                      -------------------        ------------
                                                                         1995        1994            1994
                                                                      --------      -------      ------------
    Mortgage note payable:
         10% note maturing in 2004                                     42,546       45,807          $46,572
       15.5% note maturing in 2001                                        -0-       18,582           18,968
                                                                       ------       ------           ------
                                                                       42,546       64,389           65,540
      Less current maturities                                           3,603        4,958            4,814
                                                                       ------       ------           ------
                                                                      $38,943      $59,431          $60,726
                                                                       ======       ======           ======

Minimum aggregate payments on long-term debt for the five fiscal years subsequent to December 31, 1995 are approximately as follows:

                          1996                                        $3,603
                          1997                                         3,980
                          1998                                         4,396
                          1999                                         4,857
                          2000                                         5,365

SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES
December 31, 1995


NOTE D - INCOME TAXES

The Company has available certain net operating loss carryovers and investment tax credit carryforwards, both of which are generally carried forward for fifteen years from the year incurred. The approximate remaining carryforwards at December
31, 1995 are summarized as follows:

                Date of                     Net Operating                  Investment
                Expiration                       Loss                      Tax Credit
              -------------                 -------------                  ----------
              September 30,
                       1996                    $107,671                      $ 166
                       1997                     106,028                        -0-
                       1999                      76,652                        381
                       2003                     276,723                        -0-
                       2004                      68,760                        -0-
                       2005                      39,863                        -0-
                       2006                      52,383                        -0-
                       2007                      78,820                        -0-
                       2008                      72,822                        -0-
                       2009                      56,693                        -0-
                                                -------                        ---
                                               $936,415                       $547
                                                =======                        ===

Nu-Moo Lite Industries, Inc., a 56.67% owned subsidiary, does not meet the 80% ownership requirement for filing a consolidated income tax return with Southern Acceptance Corporation. Thus this subsidiary may also generate net operating loss carryforwards which may be utilized to the extent of the income taxes on its future earnings.

NOTE E - CHANGES IN CAPITAL

The only change in Common Stock, additional paid-in capital, or treasury stock during the four and one-quarter years ended December 31, 1995 was the purchase of 918,299 shares of the Company's common stock for the treasury during the year ended September 30, 1994. This stock was purchased from a Canadian stockholder at the price he paid to acquire the stock from other stockholders when he wanted to be become active in the Company. He later decided to discontinue participating in the Company's activities and offered to sell his stock to the Company at his cost. After obtaining a favorable legal opinion, the Company accepted his offer.

NOTE F - PURCHASES AND SALES OF PROPERTY FOR RESALE

During the year ended September 30, 1993, the Company sold one of its residential lots at a gain of $1,865 and began construction of a house on another of its lots. The project was completed in the year ended September 30, 1994, and the improved property was sold during the year ended December 31, 1995 at a gain of $2,090.

During the year ended September 30, 1994, the Company repossessed a home which it had previously sold in 1986 because the buyers were experiencing financial difficulty and had become unable to service their mortgage debt to the Company. In recording the property at its estimated net realizable value in exchange for the note receivable and accrued interest, the Company recognized bad debt expense in the amount of $6,609.
The Company resold the property during the year ended December 31, 1995 at a gain of $2,846.

NOTE G - SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
         ACTIVITIES

During the fiscal year ended September 30, 1994, the Company repossessed a house due to a troubled loan (See Note F) resulting in the following noncash transaction:

     Assets exchanged for the property:

       Note receivable                     $51,569
       Accrued interest receivable           2,060
                                            ------
         Noncash items                      53,629
       Cash paid to attorney                   180
                                            ------
                                            53,809
     Cash paid for improvements              1,625
                                            ------
                                            55,434
     Estimated net realizable value         48,825
                                            ------
         Bad debt expense recognized       $ 6,609
                                            ======

During the fiscal year ended December 31, 1995, the Company wrote down the carrying value of its remaining piece of investment property to net realizable value as evidenced by a sale subsequent to year end (See Note J) resulting in the following noncash transaction:

      Cost of property                      $175,988
      Loss on valuation adjustment           (50,294)
                                            --------
        Net realizable value                $125,694
                                             =======

NOTE H - PROPOSED MERGER

On May 30, 1995 the Company signed a letter of intent to effect a merger with Efficiency Lodge, Inc. pursuant to which an unspecified number of shares of the Company's common stock would be issued in exchange for the net assets of Efficiency Lodge, Inc., at which time each of the latter's common stock issued and outstanding prior to the Effective Time would be canceled and extinguished. On January 25, 1996, a preliminary proxy statement which indicated, among other things, that under the proposed merger up to 992,390 shares of the Company's common stock would be exchanged for 900 shares of the common stock of Efficiency Lodge, Inc. was filed with the Securities and Exchange Commission.

NOTE I - CHANGE IN FISCAL YEAR

On September 12, 1995, the Company's Board of Directors voted to change the Company's fiscal year from September 30 to December 31 in anticipation of the proposed merger discussed in Note B, and a Form 8-K to report this event was filed with the Securities and Exchange Commission.

NOTE J - SUBSEQUENT EVENT

On February 1, 1996, the Company sold its remaining 29.433 acres of investment property at a loss in the amount of $50,294. The carrying amount of this property was accordingly reduced to net realizable value at December 31, 1995 with a corresponding charge to income at that date.

                                                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                                SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES


                                                                                                       Other Changes -
                                                     Balance at                                          Debit and         Balance
                                                      Beginning        Additions       Requirements      /or Credit -     at Close
        Classification                               of Period          at Cost          or Sales         Describe        of Period
        --------------                               ----------        ---------       ------------    ----------------   ---------
Year Ended December 31, 1995:

   Land                                               $ 20,000                              $ 5,000                        $ 15,000
   Buildings and improvements                          169,542            $ 3,584            39,399                         133,727
   Furniture and equipment                              13,845                                  398                          13,447
                                                       -------             ------            ------                         -------
                                                      $203,387            $ 3,584           $44,797                        $162,174
                                                       =======             ======            ======                         =======
Quarter Ended December 31, 1994:

   Land                                               $ 20,000                                                             $ 20,000
   Buildings and improvements                          169,542                                                              169,542
   Furniture and equipment                              13,845                                                               13,845
                                                       -------                                                             --------
                                                      $203,387                                                             $203,387
                                                       =======                                                              =======
Year Ended September 30, 1994:

   Land                                               $ 20,000                                                             $ 20,000
   Buildings and improvements                          168,882             $  660                                           169,542
   Furniture and equipment                              11,010              2,835                                            13,845
                                                       -------              -----                                           -------
                                                      $199,892             $3,495                                          $203,387
                                                       =======              =====                                           =======

Year Ended September 30, 1993:

   Land                                               $ 20,000                                                             $ 20,000
   Buildings and improvements                          168,882                                                              168,882
   Furniture and equipment                              11,010                                                               11,010
                                                       -------                                                              -------
                                                      $199,892                                                             $199,892
                                                       =======                                                              =======

(1)  The annual provisions for depreciation have been computed principally in accordance with the following ranges of rates:
       Buildings and improvements    7% to 20%
       Furniture and equipment             10

                                       SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                                        OF PROPERTY, PLANT AND EQUIPMENT

                                                SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES




                                                                      Additions           Deductions from Reserves
                                                                -------------------       ------------------------
                                                                Charged     Charged
                                                 Balance at     to Profit   to Other       Retirements                   Balance at
                                                  Beginning     and Loss    Accounts-     Renewals, and     Other -        Close
      Description                                of Period      or Income   Describe      Replacements      Describe     of Period
      -----------                                ----------     ---------   ----------    --------------    --------     ----------
Year Ended December 31, 1995:

   Buildings and improvements                    $128,878         $10,004                      $29,020                      $109,862
   Furniture and equipment                          8,172             915                          129                         8,958
                                                  -------          ------                       ------                       -------
                                                 $137,050         $10,919                      $29,149                      $118,820
                                                  =======          ======                       ======                       =======
Quarter Ended December 31, 1994:

   Buildings and improvements                    $126,105         $ 2,773                                                   $128,878
   Furniture and equipment                          7,938             234                                                      8,172
                                                  -------          ------                                                   --------
                                                 $134,043         $ 3,007                                                   $137,050
                                                  =======          ======                                                    =======
Year Ended September 30, 1994:

   Buildings and improvements                    $115,212         $10,893                                                   $126,105
   Furniture and equipment                          7,003             935                                                      7,938
                                                  -------         -------                                                    -------
                                                 $122,215        $ 11,828                                                   $134,043
                                                  =======         =======                                                    =======

Year Ended September 30, 1993:

   Buildings and improvements                    $103,452         $11,760                                                   $115,212
   Furniture and equipment                          6,331             672                                                      7,003
                                                  -------          ------                                                    -------
                                                 $109,783         $12,432                                                   $122,215
                                                  =======          ======                                                    =======


                                                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                                SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES




                                                                      Additions
                                                                -------------------
                                                                Charged     Charged
                                                 Balance at     to Profit   to Other                                     Balance at
                                                  Beginning     and Loss    Accounts-     Deductions from Reserves         Close
      Description                                of Period      or Income   Describe           - Describe                of Period
      -----------                                ----------     ---------   ----------    --------------------------     ----------
Quarter Ended December 31, 1994:

   Allowance for doubtful accounts                 $2,000                                            $2,000(1)              $  -0-

Year Ended September 30, 1994:

   Allowance for doubtful accounts                 $2,000                                                                    $ 2,000

Year Ended September 30, 1993:

   Allowance for doubtful accounts                 $2,000                                                                    $ 2,000




(1) Removed from the valuation account and taken into income inasmuch as the related notes receivable were collected prior to issuance of financial statements.

                                                       SCHEDULE IX - SHORT-TERM BORROWINGS


                                                SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                                                    Maximum       Average           Weighted
                                                    Weighted         Amount        Amount           Average
                                      Balance        Average      Outstanding    Outstanding      Interest Rate
    Category of Aggregate            at End of      Interest      During the      During the        During the
    Short-Term Borrowings             Period          Rate          Period        Period <F3>        Period <F4>
    ---------------------            ---------      --------      -----------    -----------      --------------

Year ended December 31, 1995:
   Note payable to bank <F1>          $  -0-         10.50%         $25,370          $ 4,228            18.42%

Quarter ended December 31, 1994:
   Note payable to bank <F1>            22,370       10.50           22,370            4,123             2.91

Year ended September 30, 1994:
   Note payable to bank <F2>             -0-          8.00           88,000           36,667             8.96

Year ended September 30, 1993:
   Note payable to bank <F2>            88,000        8.00           88,000           32,644             7.21

<F1>      The note payable to bank represents a
          short-term home equity line of
          credit secured by the property.

<F2>      The note payable to bank represents a
          short-term construction loan secured by
          the property.

<F3>      The average amount outstanding during
          the period was computed by dividing the
          total month-end outstanding principal
          balances by the number of months in
          the period.

<F4>      The weighted average interest rate during
          the period was computed by dividing the actual interest expense by average short-term debt outstanding.

                                             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES



                                                                                Year Ended
                                         Year Ended      Quarter Ended         September 30,
                                        December 31,     December 31,        ------------------
                                            1995             1994            1994          1993
                                            ----             ----            ----          ----
Maintenance and repairs                 $  7,545          $ 1,035        $  2,315        $  4,137
Depreciation and amortization
  of intangible assets,
  preoperating costs and
  similar deferrals                       10,919            3,007          11,828          12,432
Taxes, other than payroll
  and income taxes:
     Taxes and licenses                    1,055            1,155           1,312           1,403
     Property taxes                        4,854            4,680           6,313           4,718
Royalties                                   -0-              -0-             -0-             -0-
Advertising Costs                          7,368            2,772          18,002          12,548

                                             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                                                                                                     Life on Which
                                                               Gross Amount                                           Depreciation
                                             Costs             at Which                                                in Latest
                                          Capitalized          Carried                                                   Income
                     Initial Cost         Subsequent to        at End          Accumulated     Date of       Date      Statements
                      to Company           Acquisition         of Period       Depreciation  Construction   Acquired   is Computed
                    ---------------     ------------------     -------------   ------------  ------------   --------- -------------
                    Land Buildings/     Improve-  Carrying
                     Improvements       ments     Costs
                    ---------------     ------------------     -------------   ------------- --------------  -------- -------------
Land - Bartow
  County, GA           $173,820              $2,168             $125,694(1)                                  7/02/87       N/A
                        =======               =====              =======

(1)  Represents aggregate cost for Federal income tax purposes.
(2)  Reconciliation of "Real Estate and Accumulated Depreciation."

                                        Year Ended        Quarter Ended           Year Ended September 30,
                                         December 31,      December 31,       ------------------------------
                                             1995              1994           1994         1993         1992
                                         -----------       -------------      ----         ----         ----
Investment in Real Estate:
   Balance at beginning of period         $175,988           $175,988       $375,203     $375,203    $375,203
   Additions through cash
     expenditures                            -0-                -0-            -0-          -0-         -0-
   Deductions - cost of real
     estate sold                             -0-                -0-          199,215        -0-         -0-
     Adjustment to net realizable
       value                                50,294              -0-            -0-          -0-         -0-
                                           -------            -------        -------      -------     -------
   Balance at close of period             $125,694           $175,988       $175,988     $375,203    $375,203
                                           =======            =======        =======      =======     =======

Accumulated Depreciation:
   Balance at beginning of period         $  -0-             $  -0-         $  -0-       $  -0-      $  -0-
   Additions                                 -0-                -0-            -0-          -0-         -0-
   Deductions                                -0-                -0-            -0-          -0-         -0-
                                           -------            -------        -------      -------     -------
   Balance at close of period             $  -0-             $  -0-         $  -0-       $  -0-      $  -0-
                                           =======            =======        =======      =======     =======

                                                  SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE
                                                SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES



                                                                                                      Principal Amount of
                                Final         Periodic                     Face         Carrying        Loans Subject to
                                Maturity       Payment        Prior      Amount of     Amount of      Delinquent Principal
Description     Interest Rate     Date          Terms         Items      Mortgages     Mortgages          or Interest
- -----------     -------------   --------      --------        -----      ---------     ---------      ---------------------

First mortgage
   on townhome         9%         March 1995    Monthly                    $73,641       $73,641


(1) For income tax purposes, the cost of investments is the carrying amount, as disclosed in the schedule.
(2) Reconciliation of "Mortgage Loans on Real Estate."

                                                                                        Year Ended
                                             Year Ended       Quarter Ended             September 30,
                                             December 31,      December 31,          -------------------
                                                1995              1994               1994           1993
                                                ----              ----               ----           ----
Balance at beginning of period                $72,755            $73,641            $160,246        $228,949
Additions - new mortgage loans                                     -0-                 -0-             -0-
Deductions - collections                       72,755               (886)            (35,036)        (68,703)
           - repossession of house              -0-                -0-               (51,569)          -0-
                                               ------             ------             -------         -------
Balance at close of period                    $ -0-              $72,755            $ 73,641        $160,246
                                               ======             ======             =======         =======

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)             SOUTHERN ACCEPTANCE CORPORATION



                         By: /s/ J. A. Cochran
                            Name:  J. A. Cochran
                            President and Director
Date: March 30, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ W. H. Stembridge          Director                 March 30, 1996
W. H. Stembridge


/s/ Roy W. Sweat              Director                 March 30, 1996
Roy W. Sweat


/s/ Arthur Crowe              Director                 March 30, 1996
Arthur Crowe


/s/ Harry W. Chappell, Jr.    Director                 March 30, 1996
Harry W. Chappell, Jr.


/s/ Bonnie L. Byers           Vice President,          March 30, 1996
Bonnie L. Byers               Secretary-Treasurer
                              and Director


/s/ Ken Thigpen               Director                 March 30, 1996
Ken Thigpen
                          EXHIBIT INDEX


     Exhibit No.         Description

         2.1        Agreement and Plan of Merger dated January
                    22, 1996 by and between the Registrant and Efficiency Lodge, Inc.

         21         Subsidiaries of the Registrant

         27         Financial Data Schedule