Form 10QSB
period 1996-03-31
SOUTHERN ACCEPTANCE CORP
filed 1996-05-14
CIK 92066

U.S. Securities and Exchange Commission

                     Washington, D.C.  20549

                           FORM 10-QSB

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------

                                OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 0-2290
                                         ------

                 SOUTHERN ACCEPTANCE CORPORATION
- -----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Georgia                                      58-0898219
- -----------------------------          --------------------------
(State or other jurisdiction           (I.R.S. Employer I.D. No.)
of incorporation or organization)

          277 Pat Mell Road, Suite A, Marietta, GA 30060
         ----------------------------------------------
             (Address of principal executive offices)

                          (770) 432-6684
                   ---------------------------
                   (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  YES      X        NO

     As of May 10, 1996 the number of shares of the issuer's common stock outstanding was 5,238,905.
                 PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

               CONDENSED CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)
         SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                                       March 31,
                                                        1996
                                                       ---------
          ASSETS

Current Assets:
     Cash and Cash Items                             $  217,942
     Other Current Assets                                   852
                                                      ---------
          Total Current Assets                          218,794

Property, Plant and Equipment,
  at cost                                               165,487
Accumulated Depreciation                               (121,620)
                                                      ---------
                                                         43,867
                                                      ---------
          TOTAL ASSETS                               $  262,661
                                                      =========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts and Notes Payable                      $   10,690
     Other Current Liabilities                              825
                                                      ---------
         Total Current Liabilities                       11,515

Long-term Debt                                           37,985

Stockholders' Equity:
     Common Stock                                       521,347
     Additional paid-in capital                       2,615,506
     Retained-earnings (deficit)                     (2,923,692)
                                                     ----------
                                                        213,161
                                                     ----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                       $  262,661
                                                      =========

See notes to condensed consolidated financial statements.

          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)
         SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                                   Quarter Ended
                                                     March 31,
                                                  --------------
                                                  1996      1995
                                                  ----      ----

Income:
     Interest                                 $  1,820  $  1,630
     Rental income                               1,742     3,806
     Sales commissions                           6,242       -0-
     Sales of property held
       for resale                                  -0-   127,922
                                               -------   -------
               Gross revenues                    9,804   133,358

Expenses:
     Interest                                    1,056     2,981
     Commissions                                 9,461     7,021
     Cost of sales of property
       held for resale                             -0-   124,330
     Administrative and general                 27,862    28,510
     Depreciation                                2,800     3,510
                                               -------   -------
          Total expenses                        41,179   166,352
                                               -------   -------
          Net (loss)                          $(31,375) $(32,994)
                                               =======   =======

Net (loss) per share                          $   (.01) $   (.01)

Dividends per share                                -0-       -0-

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)
         SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                                Quarter Ended
                                                   March 31,
                                               ---------------
                                                1996       1995
                                               -------    ------
Net cash provided by (used in):
     Operating activities                     $(32,299) $ 88,571

     Investing activities                      122,381       -0-
          Financing activities                    (868) (23,588)
                                               -------   -------
Net (decrease) in cash and
     cash equivalents                           89,214    64,983
Cash and cash equivalents at
     beginning of period                       128,728    11,093
                                               -------   -------
Cash and cash equivalents
     at end of period                         $217,942  $ 76,076
                                               =======   =======

See notes to condensed consolidated financial statements.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES

                          March 31, 1996

Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     The results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and related notes in the Company's 1995 Annual Report on Form 10-K.

Note B - Proposed Merger

     On January 22, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger") with Efficiency Lodge, Inc., a Georgia corporation ("ELI") pursuant to which ELI will be merged into the Company. As part of the Merger, the ELI shareholders will receive approximately 95% of the shares of the surviving corporation. Shareholders of the Company will receive one share of stock of the surviving corporation for each one hundred shares of stock of the Company held by them prior to the Merger and collectively will hold 5% of the shares of the surviving corporation. On January 25, 1996, the Company filed a preliminary proxy statement with the SEC concerning the proxy statement to be sent to the shareholders of the Company in connection with the proposed Merger. Following review of the proxy statement by the SEC, the Company will call a special meeting of its shareholders to consider the proposed Merger.

Note C - Change in Fiscal Year

     On September 12, 1995 the Company's Board of Directors voted to change the Company's fiscal year from September 30 to December 31 in anticipation of the proposed merger discussed in Note B, and a Form 8-K to report this event was filed with the SEC.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Rental income for the quarter ended March 31, 1996 decreased from the corresponding quarter in the preceding year due to the loss of a tenant in its office building and also to the sale of a piece of adjacent rental property. This decrease in revenue was compensated for by commissions earned from residential sales activity during the quarter ended March 31, 1996 compared to an uneventful corresponding quarter in the preceding year. Also, the Company's remaining piece of investment property was sold for book value during the quarter ended March 31, 1996, while its penultimate piece of investment property was sold at a small profit during the comparable period in the preceding year. Although the Company is exercising tight expense controls, it continues to suffer from a lack of sufficient operating revenues to cover administrative and general expenses.

     The Company's financial condition is stable, with a current ratio of 19 to 1. The Company hopes to use some of these funds to buy and sell property at a profit. There is no assurance, however, that such transactions will be consummated. Management anticipates that some of the Company's funds will continue to be used to pay legal, accounting and other expenses in connection with the proposed Merger.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         None

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------

     (a) The following exhibit is filed as a part of this report:

          Exhibit 27 - Financial Data Schedule

     (b)  None

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            SOUTHERN ACCEPTANCE CORPORATION
                                      (Issuer)




Date: May 13, 1996           /s/ J. A. Cochran
                            J. A. Cochran, President



Date: May 13, 1996          Bonnie L. Byers
                            Bonnie L. Byers, Vice President and
                                             Secretary-Treasurer