Form 10QSB
period 1996-06-30
SOUTHERN ACCEPTANCE CORP
filed 1996-08-14
CIK 92066

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-2290
                       ------

               SOUTHERN ACCEPTANCE CORPORATION
 ----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Georgia                                58-0898219
- --------------------------------       --------------------
(State or other jurisdiction           (IRS Employer
of incorporation or organization)      Identification No.)

277 Pat Mell Road, Suite A, Marietta, GA 30060
- ----------------------------------------------
   (Address of principal executive offices)

     (770) 432-6684
- ---------------------------
(Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  YES      X        NO
                                          ---

     As of August 8, 1996 the number of shares of the issuer's common stock outstanding was 5,238,905.
                 PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

               CONDENSED CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)
         SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES
                          June 30, 1996

          ASSETS
Current Assets:
     Cash and Cash Items                             $  200,105
     Other Current Assets                                   479
                                                     ----------
          Total Current Assets                          200,584

Property, Plant and Equipment,
  at cost                                               165,487
Accumulated Depreciation                               (124,420)
                                                     ----------
                                                         41,067
                                                     ----------
          TOTAL ASSETS                               $  241,651
                                                      =========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts and Notes Payable                      $   16,868
     Other Current Liabilities                              825
                                                     ----------
         Total Current Liabilities                       17,693

Long-Term Debt                                           37,003

Stockholders' Equity:
     Common Stock                                       521,347
     Additional paid-in capital                       2,615,506
     Retained-earnings (deficit)                     (2,949,898)
                                                     ----------
                                                        186,955
                                                     ----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                       $  241,651
                                                      =========



See notes to condensed consolidated financial statements.

          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)
         SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                 Quarter Ended      Six Months Ended
                                     June 30,            June 30,
                             -------------------  ------------------
                                 1996       1995       1996     1995

Income:
  Interest                   $  2,276   $    916  $  4,096  $  2,546
  Rental income                 2,475      2,300     4,217     6,106
  Sales commissions               -0-      2,342     6,242     2,342
  Sales of property held
    for resale                    -0-        -0-       -0-   127,922
                             --------   --------  --------  --------
          Gross revenues        4,751      5,558    14,555   138,916

Expenses:
  Interest                      1,035      1,819     2,091     4,800
  Commissions                     -0-      1,756     9,461     8,777
  Cost of sales of property
    held for resale               -0-      1,140       -0-   125,470
  Administrative and general   27,122     19,332    54,984    47,842
   Depreciation                 2,800      3,510     5,600     7,020
                             --------   --------  --------  --------
          Total expenses       30,957     27,557    72,136   193,909
                             --------   --------  --------  --------
          Net (loss)         $(26,206)  $(21,999) $(57,581) $(54,993)
                             ========   ========  ========  ========

Net (loss) per share         $  (.005)  $  (.004) $  (.011) $  (.010)

                            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (UNAUDITED)
                            SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                Quarter Ended      Six Months Ended
                                   June 30,             June 30,
                             -------------------  -----------------
                               1996       1995       1996      1995
                             ---------  --------  --------  --------
Net cash provided
  by (used in):
    Operating activities     $(16,948)  $ 53,837  $(49,247) $142,408
    Investing activities          -0-     (3,694)  122,381    (3,694)
    Financing activities         (889)      (817)   (1,757)  (24,405)
                             --------   --------  --------  --------
Net increase (decrease)
  in cash and cash
  equivalents                 (17,837)    49,326     71,377  114,309
Cash and cash equivalents
  at beginning of period      217,942     76,076    128,728   11,093
                             --------   --------  --------  --------
Cash and cash equivalents
  at end of period           $200,105   $125,402   $200,105 $125,402
                              =======    =======    =======  =======

        See notes to condensed consolidated financial statements.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES

                          June 30, 1996

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

     The results of operations for the quarter and the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and related notes in the Company's 1995 Annual Report on Form 10-K.

Note B - Proposed Merger

     On January 22, 1996 the Company entered into an Agreement and Plan of Merger (the "Merger") with Efficiency Lodge, Inc. ("ELI"), a Georgia corporation, pursuant to which ELI would be merged into the Company. As part of the Merger, the ELI shareholders would receive approximately 95% of the shares of the surviving corporation. Shareholders of the Company would receive one share of stock in the surviving corporation for each one hundred shares of stock of the Company held by them prior to the Merger and collectively would hold 5% of the shares of the surviving corporation. On January 25, 1996, the Company filed a preliminary proxy statement with the SEC concerning the proxy statement to be mailed to the shareholders of the Company in connection with the proposed Merger. Since then the Company has filed two amendments in response to letters of comment from the SEC. Following a final review of the proxy statement by the SEC, the Company will call a special meeting of its shareholders to consider the proposed merger.

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

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

     Interest income for the quarter ended June 30, 1996 increased 148% over the corresponding quarter in the preceding year due to investing the proceeds from the sale of the Company's last piece of investment property in certificates of deposit. While rental income for the quarter ended June 30, 1996 increased 8% over the year earlier quarter, rental income for the six months ended June 30, 1996 decreased 31% from the comparable period in 1995. Inasmuch as there was no residential sales activity during the quarter ended June 30, 1996, the quarter was otherwise uneventful except for work on the proposed Merger which gave rise to an increase in administrative and general expenses.

     While the Company is exercising tight expense controls, it continues to suffer from a lack of sufficient operating revenues to cover administrative and general expenses. Management hopes that consummation of the proposed Merger will revitalize the Company's operations.

     The Company's financial condition is stable, with a current ratio of 11 to 1. The Company hopes to use some of these funds to buy and sell property at a profit in order to generate capital. There is no assurance, however , that such transactions will materialize. Management anticipates that some of the Company's funds will continue to be used to pay legal, accounting and other expenses in connection with the proposed Merger.

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

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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


                            SOUTHERN ACCEPTANCE CORPORATION
                                      (Registrant)




Date  August 14, 1996         /s/ J. A. Cochran
                              J. A. Cochran, President



Date August 14, 1996        /s/ Bonnie L. Byers
                            Bonnie L. Byers, Vice President and
                                             Secretary-Treasurer