Form 10QSB
period 1996-09-30
SOUTHERN ACCEPTANCE CORP
filed 1996-11-05
CIK 92066

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-2290

SOUTHERN ACCEPTANCE CORPORATION
(Exact name of small business issuer as specified in its charter)

Georgia                                58-0898219
---------------------------------      --------------------
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

                                  YES      X        NO

     As of November 4, 1996 the number of shares of the issuer's common stock outstanding was 5,238,905.

                 PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

               CONDENSED CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)
         SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES

                        September 30, 1996

                 ASSETS

Current Assets:
         Cash and Cash Items                                           $  163,424
         Other Current Assets                                                 479
                                                                        ---------
         Total Current Assets                                             163,903

Property, Plant and Equipment,
  at cost                                                                 165,487
Accumulated Depreciation                                                 (127,220)
                                                                        ---------
                                                                           38,267
                                                                        ---------
                 TOTAL ASSETS                                          $  202,170
                                                                        =========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts and Notes Payable                                     $   10,001
         Other Current Liabilities                                             825
                                                                         ---------
             Total Current Liabilities                                      10,826

Long-term Debt                                                              35,996

Stockholders' Equity:
         Common Stock                                                      521,347
         Additional Paid-in Capital                                      2,615,506
         Retained-earnings (deficit)                                    (2,981,505)
                                                                        ----------
                                                                           155,348
                                                                        ----------
                 TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                                   $  202,170
                                                                         =========

See notes to condensed consolidated financial statements.

              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)
             SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                           Quarter Ended     Nine Months Ended
                                             September 30,       September 30,
                                        -------------------  --------------------
                                          1996       1995       1996      1995
                                         ------     ------     ------    -------
Income:
  Interest                              $  1,391   $  2,018  $  5,487  $   4,564
  Rental income                            3,099        450     7,316      6,556
  Sales commissions                          -0-        -0-     6,242      2,342
  Sales of property held
    for resale                               -0-     52,441       -0-    180,363
                                         -------   --------   -------   --------
          Gross revenues                   4,490     54,909    19,045    193,825

Expenses:
  Interest                                 1,012      1,781     3,103      6,581
  Commissions                                -0-      2,835     9,461     11,612
  Cost of sales of property
    held for resale                          -0-     49,857       -0-    175,327
  Administrative and general              32,285     42,054    87,269     89,896
  Depreciation                             2,800      3,510     8,400     10,530
                                         -------   --------   -------   --------
                 Total expenses           36,097    100,037   108,233    293,946
                                         -------   --------   -------   --------
          Net (loss)                    $(31,607)  $(45,128) $(89,188) $(100,121)
                                         =======    =======   =======   ========

Net (loss) per share                    $  (.006)  $  (.009) $  (.017) $  (.019)

              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
             SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                           Quarter Ended     Nine Months Ended
                                             September 30,       September 30,
                                        -------------------  --------------------
                                          1996       1995       1996      1995
                                         ------     ------     ------    -------

Net cash provided
  by (used in):
    Operating activities                $(35,770)  $(13,060) $(85,017) $129,348
    Investing activities                     -0-     (1,151)  122,381    (4,845)
       Financing activities                 (911)    20,742    (2,668)   (3,663)
                                         -------    -------   -------   -------
Net increase (decrease)
  in cash and cash
  equivalents                            (36,681)     6,531    34,696   120,840
Cash and cash equivalents
  at beginning of period                 200,105    125,402   128,728    11,093
                                         -------    -------   -------   -------
Cash and cash equivalents
  at end of period                      $163,424   $131,933  $163,424  $131,933
                                         =======    =======   =======   ========

See notes to condensed consolidated financial statements.

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             SOUTHERN ACCEPTANCE CORPORATION AND SUBSIDIARIES

                            September 30, 1996

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

     The results of operations for the quarter and the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's financial statements and related notes in the Company's 1995 Annual Report on Form 10-K.

Note B - Proposed Merger

     On January 22, 1996 the Company entered into an Agreement and Plan of Merger (the "Merger") with Efficiency Lodge, Inc. ("ELI"), a Georgia corporation, pursuant to which ELI would be merged into the Company. As part of the Merger, the ELI shareholders would receive approximately 95% of the shares of the surviving corporation. Shareholders of the Company would receive one share of stock in the surviving corporation for each one hundred shares of stock of the Company held by them prior to the Merger and collectively would hold 5% of the shares of the surviving corporation. On January 25, 1996, the Company filed a preliminary proxy statement with the SEC concerning the proxy statement to be mailed to the shareholders of the Company in connection with the proposed Merger. Since then the Company filed three amendments in response to letters of comment from the SEC. On October 8, 1996 pursuant to the final review by the SEC, the Company mailed the proxy statement to its shareholders to announce a special meeting of its shareholders to consider the proposed Merger.

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

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

     Interest income for the quarter ended September 30, 1996 decreased 31% from the corresponding quarter in the preceding year due to drawing down on certificates of deposit to pay bills. Rental income for the quarter ended September 30, 1996 increased 589% over the year earlier quarter due to increased occupancy in the Company's office building. Inasmuch as there was no residential sales activity during the quarter ended September 30, 1996, the quarter was otherwise uneventful except for continuing work on the proposed Merger. Administrative and general expenses decreased 23% during the quarter ended September 30, 1996 because there were lower legal and accounting fees in connection with the proposed Merger than during the year earlier period.

     While the Company is exercising tight expense controls, it continues to suffer from a lack of sufficient operating revenues to cover administrative and general expenses. Management hopes that consummation of the proposed Merger will revitalize the Company's operations.

     The Company's financial condition is stable, with a current ratio of 15 to 1. Management anticipates that some of the Company's funds will continue to be used to pay legal, accounting and other expenses in connection with the proposed Merger.

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

            Exhibit 27 - Financial Data Schedule (for SEC use only)

     (b)    None.


                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            SOUTHERN ACCEPTANCE CORPORATION
                                      (Registrant)


Date November 5, 1996       /s/ J. A. Cochran
                            J. A. Cochran, President



Date November 5, 1996       /s/ Bonnie L. Byers
                            Bonnie L. Byers, Vice President and
                                             Secretary-Treasurer