Form 10KSB
period 1996-12-31
EFFICIENCY LODGE INC
filed 1997-04-15
CIK 92066

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

[X]             Annual Report Pursuant to Section 13 or 15(d) of

                      The Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1995

[ ]           Transition Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                        Commission File Number 000-02290

                             Efficiency Lodge, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)

               Georgia                                   58-0898219
  -------------------------------------       ----------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)

             5342 Old Floyd Road, P.O. Box 635, Mableton, GA  30059
             ------------------------------------------------------
              (Address of principal executive office)   (Zip Code)

Registrant's telephone number, including area code:  (770) 819-0039

Name of exchange on which registered:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.10 par value per share

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
    -----        ----

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


     State issuer's revenues for its most recent fiscal year.  $3,932,616.
     Transitional Small Business Disclosure format            Yes       No   X
                                                                  -----    -----

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: as of April 1, 1997, there were 31,349 shares of Common Stock, $0.10 par value, outstanding held by non-affiliates of the issuer, with an aggregate value of $313,490.00 (based upon a value of $10.00 per share, the price at which partial shares were cashed out in the issuer's November 1996, merger -- there is no established trading market for the Common Stock, and the issuer does not know of any sales made in the last sixty days).

     At April 1, 1997, there were issued and outstanding 1,026,880 shares of Common Stock, par value $0.10 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.


GENERAL

     Efficiency Lodge, Inc., formerly known as Southern Acceptance Corporation (the "Company"), was incorporated in 1962 as a Georgia corporation, and engaged in the business of real estate sales and development in Georgia. Specifically, the Company purchased or built and operated motels and apartments. In 1974, the Company filed for bankruptcy under Chapter XI of the federal bankruptcy laws.
It emerged from bankruptcy in 1980 with a few remaining properties. After selling most of its remaining operating properties in the early 1980s, the Company continued to engage to a limited extent in the purchase and sale of real estate in Georgia. In addition to earning commissions from such real estate sales, the Company earned interest on its notes receivable, rental income from its rental properties, and income from the purchase and sale of investment properties. The principal executive offices of the Company are located at 5342 Old Floyd Road, Mableton, Georgia 30059, and its telephone number at that address is (770) 819-0039.

  On January 22, 1996, the Company entered into an Agreement and Plan of Merger with Efficiency Lodge, Inc., a Georgia corporation ("ELI") pursuant to which ELI would be merged into the Company, with the Company as the surviving corporation assuming ELI's name (the "Merger"). The Merger was effective on December 31, 1996. In the Merger, the ELI shareholders received approximately 1,102.6 shares of the common stock of the surviving corporation for each share of ELI (approximately 95% of the surviving corporation). Shareholders of the Company immediately prior to the Merger received one share of the common stock of the surviving corporation for each one hundred shares of pre-Merger common stock of the Company held by them, with any resulting fractional shares being cashed out at $0.10 per pre-Merger share.

  ELI was formed in January 1993 as the result of the consolidation of five existing companies, each of which operated an extended-stay lodging facility. ELI engaged in the business of developing and owning lodging facilities that offer both temporary and long-term accommodations ("Efficiency Lodges" or "Lodges"). Through the Merger, the Company now owns and operates six Efficiency Lodges, which are located in or near East Point, Douglasville, Atlanta, Carrollton, Cartersville and Forest Park, Georgia. The Lodges have an aggregate of 712 guest rooms. In the following description of the Company's business, activities and properties, ELI's business, activities and properties, except as otherwise indicated, are described as those of the Company.

  Extended-stay lodges such as the Efficiency Lodges are designed to serve guests who require lodging for a minimum of seven days in rooms designed to include functional space and, in particular, fully-equipped cooking facilities. The extended-stay lodging industry (which includes economy extended-stay motels) is a relatively small but growing part of the lodging industry. Management of the Company believes that the consumer demand for economy extended-stay lodges is underserved and increasing. The economic, social and demographic changes in the United States contributing to the demand for extended-stay lodging include, among others, the restructuring of corporate America, the increased mobility of the population of the United States, the increase in single-person households, the travel requirements of a service economy and the increasingly strict credit standards of many apartment operators. Unlike most types of rental property which are generally subject to leases of six months or longer, extended-stay lodges, including Efficiency Lodges, may raise or lower rents (i.e., room rates) with much greater frequency based upon occupancy levels. Typical guests in economy extended-stay properties include people on short-term work or training assignments, individuals in the midst of relocation for business or personal reasons, military and government personnel, recreational travelers, and persons who cannot meet the credit standards of apartments.

OPERATIONS

     The Company's operations manual guides on-site management of each Lodge, which is managed by a Property Manager, who resides on site, and an Assistant Manager. Managers are trained in all aspects of extended-stay lodge operations, with particular emphasis placed on customer service. The managers are trained to provide conscientious customer service, they are provided with incentives to exercise the authority granted to them, and they are efficiently supervised through management information systems and on-site audits by the Company's management, which visits and inspects each Efficiency Lodge on a regular basis to ensure that consistency and quality standards are being met. Managers and staff receive bonuses based on both performance and occupancy.

     Each Efficiency Lodge is computerized with a software package that handles all on-site transactions and record keeping. The software provides on-site management with a database of updated information such as available units, units needing cleaning or repairs, room charges due, guest payment history, and telephone volume. Operating results are compiled and reviewed regularly. The Company's corporate office handles purchasing supplies and virtually all payments of property expenses.

     Each of the Efficiency Lodges collects data about each new guest, including his or her occupation, permanent residence, length of stay and how they learned about the Lodge. The Company uses this information in the preparation of advertising and sales materials for each specific Efficiency Lodge. The Company employs various marketing techniques, including billboard and print as well as direct marketing to potential customer groups.

BUSINESS STRATEGY

  The Company plans to dispose of its remaining non-ELI properties in an orderly manner at the best available terms. At the same time it intends to (i) develop additional Lodges, (ii) purchase motels for conversion to the Efficiency Lodge format or purchase existing economy extended-stay motels that meet current Company acquisition criteria, and (iii) realize increased lease revenues from growth in room revenues. The Company will focus initially on development and acquisition opportunities available in the Southeastern United States. The Company may build or acquire additional Lodges by borrowing the funds, by exchanging capital stock, by raising capital through the issuance and sale of equity, or through its cash flow.

  In considering opportunities for developing additional Lodges, the Company gives strong consideration to demographic and traffic studies, and it reviews the availability and pricing of suitable sites, the costs and risks of developing, the availability of financing, as well as economic variables and any other factors deemed relevant. This data is compared against site selection criteria employed by the Company and compiled from the base of existing Lodges. Each site must satisfy the two most important variables: a high daily automobile traffic count and a significant amount of employment within a three-mile radius.

  The Company may acquire additional economy extended-stay lodges and convert them to Efficiency Lodges. In appropriate circumstances, the Company also may acquire and convert conventional motels into Efficiency Lodges.

  The Company considers investments in existing properties, including properties that would require complete renovation, which meet one or more of the following criteria: (i) the facility is located in an area with relatively high demand for rooms, a relatively low supply of extended-stay lodges, and barriers to easy entry into the lodge business, such as a scarcity of suitable sites or zoning restrictions; and (ii) the facility is in an attractive location that the Company believes could benefit significantly by becoming an Efficiency Lodge.

  Efficiency Lodge of DeKalb, Inc. ("ELI-DeKalb"), a corporation owned by the Company's majority shareholders, Roy Barnes and Ray Barnes, recently completed construction of a 100-room Lodge in DeKalb County, Georgia. Upon completion of the project, which occurred on March 1, 1997, ELI-DeKalb transferred the Lodge to the Company. The Company forgave an approximate $265,000 advance to ELI-DeKalb which was used by ELI-DeKalb for acquisition and construction of the Lodge, and the Company assumed all of the obligations with respect to the Lodge, including a $1.7 million mortgage. The Company gave no other consideration. ELI-DeKalb served as a nominee of the Company in connection with this project, not for its own economic benefit. The transfer of the assets and related liabilities will be recorded on the Company's books at ELI-DeKalb's cost. As with the other locations, management believes that a working capital loan will not be required, but that the Lodge's operations will fund the debt and operational costs. It is anticipated that within the first year of operations, based on management's experience with other Lodges, this Lodge will have a positive cash flow.

  The Company is developing an Efficiency Lodge in Columbus, Georgia, where property has been located and bank financing has been located. The Company additionally is contemplating developing Efficiency Lodges in Columbia, South Carolina and Nashville, Tennessee, where efforts are still in preliminary market research. Management believes that the national demand for Lodges far exceeds the current supply, and the Company plans to continue to expand.

COMPETITION

  The lodging industry is highly competitive. Each Efficiency Lodge is located in a developed area that includes motels and other lodges and in some cases other economy extended-stay lodges. The Company does not believe that any single competitor or small number of competitors is dominant in the markets in which the Lodges are located. The number of competitive facilities in a particular area has a material effect on occupancy and revenues of the Lodges. The Company seeks to compete based on the prices charged, the quality of the facilities, and service to guests.

  The Company competes for investment opportunities with entities which have substantially greater financial resources than the Company and which as a consequence may be in a position to accept more risk than the Company, including risks with respect to the locations of facilities. Such competition may reduce the number of suitable investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell.

ENVIRONMENTAL MATTERS

  Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous, toxic or petroleum substances on such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment a hazardous, toxic, or petroleum substance to another property may be liable for the costs of removal or remediation of substances released into the environment at that property. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to conduct remediation promptly, may adversely affect the value of the real estate or the owner's ability to sell the real estate or to borrow using the real estate as collateral.

  Phase I environmental audits have been obtained on all of the Lodges. The Phase I audits were intended to identify potential sources of contamination for which the Lodges may be responsible and to assess the status of environmental regulatory compliance. These audits included historical reviews of the Lodges, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screening for the presence of asbestos, PCB's, and underground storage tanks, and the preparation and issuance of a written report. The Phase I assessments did not include invasive procedures, such as soil sampling or ground water analysis.

  The Phase I audit reports have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets, or results of operations, nor is the Company aware of any such liability. Nevertheless, it is possible that these reports do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware.

  The Company believes that the Lodges are in compliance in all material respects with all federal, state, and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters. The Company has not been notified by any governmental authority of any material noncompliance, liability, or claim relating to hazardous or toxic substances or other environmental issues in connection with any of its present or former properties.

GOVERNMENTAL REGULATION

  A number of states regulate the licensing of lodging facilities by requiring registration, disclosure statements, and compliance with specific standards of conduct. The Company believes that each of its facilities has the necessary permits and approvals to operate the respective businesses, and the Company intends to obtain such permits and approvals for its new facilities. The Company is also subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions, and work permit requirements. An increase in the minimum wage rate, employee benefit costs, or other costs associated with employees could adversely affect the Company. Both at the federal and state level, from time to time, there are proposals under consideration to increase the minimum wage.

  Under the Americans with Disabilities Act ("ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. Although the Company has attempted to satisfy ADA requirements in the design of its facilities, if a material ADA claim were successfully asserted against the Company, the claim could result in a judicial order requiring the Company to take additional steps to comply with some aspect of the ADA. Such additional steps can necessitate the expenditure of substantial sums, a fine would be imposed, or the private litigants could be awarded damages. These and other initiatives can adversely affect the Company as well as the lodging industry in general.

EMPLOYEES

  As of December 31, 1996, the Company had no employees. Instead, the Company leases approximately 38 full-time employees, including members of management, pursuant to an agreement with Team Staff, Inc. Under the Company's agreement with Team Staff, the Company selects its employees who are hired by Team Staff, which provides administrative services and is responsible for the payment of all employee wages, payroll taxes and employee benefits. The Company also occasionally hires part-time employees through Team Staff. The Company has elected to lease employees to minimize its administrative expenses and to take advantage of economies of scale offered by Team Staff in providing workers' compensation insurance, employee benefits and administrative services. The Company is charged a fee for the employee and administrative services received. The fee is based on the hourly rate of the employee and hours worked plus a percentage of gross wages for payroll taxes, insurance and other benefits. The lease was renewed on May 1, 1996, and may be terminated by the Company on May 1, 1997. The Company believes that its relationship with its leased employees is good.

TRADEMARKS

  The Company has registered the service mark "Efficiency Lodge" in the state of Georgia and with the United States Patent and Trademark Office for hotel and motel services.

CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

  In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements. These statements involve a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Some of these risks might include, but are not limited to, those discussed in "Competition" section above. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in 1997 and 1998 and any Current Reports on Form 8-K filed by the Company.

ITEM 2.  DESCRIPTION OF PROPERTY.

  The Company constructed all but one of the Company's Efficiency Lodges using a standard design, with similar architectural styles and guest room floor plans and similar construction materials. One Efficiency Lodge was purchased from another operator. Each Efficiency Lodge includes guest rooms, a manager's apartment, an office and a guest laundry room. Each guest room contains a combination living room and bedroom, a bathroom, a closet, a fully-equipped kitchenette, and a table and chairs. Guest services, which are minimal in comparison to motels or hotels, typically include limited front desk hours and limited maid service, and extra charges for amenities, such as televisions.

  Each Efficiency Lodge is an economy extended-stay facility with room rates that are typically lower than those charged by most motels and hotels in its market. Although daily rates are available, most guests at the Efficiency Lodges choose to occupy rooms on a weekly basis, at rates which, as of December 31, 1996, ranged from $109 to $139 per week for single occupancy. The Efficiency Lodges are able to charge lower rates because of the elimination of certain amenities found in higher-priced lodging facilities, such as restaurants, cocktail lounges, meeting rooms, retail shops, pools and other large common areas, which the Company has found to be unnecessary for the comfort and enjoyment of its extended-stay guests, and because it uses economical furniture, fixtures and equipment. The Company provides its extended-stay guests with free access to satellite TV, convenience items for sale in the front office, and an on-premises laundry facility.

  Following is information with respect to each of the Lodges owned by the
Company:

     EAST POINT LODGE. This two-story Lodge is located at 1275 Norman Berry Drive near East Point, Georgia on approximately two-thirds of an acre. The Lodge has been owned by the Company since 1987. The property, which has 40 guest rooms, is pledged to secure long-term debt of the Company with two lenders with outstanding balances at December 31, 1996, aggregating approximately $843,000. The loans accrue interest at 10.25% annually and mature in 2002.

     DOUGLASVILLE LODGE. This two-story, 148-room Lodge is located in Douglasville, Georgia on Highway 92. The Lodge has been owned by the Company since 1988. The facility is pledged to secure long-term debt to one lender, with an outstanding balance at December 31, 1996, of approximately $1,708,000. The loan accrues interest at 10.50% annually and matures in 2012.

     FULTON LODGE. This two-story Lodge is located on a approximately 2.77 acres at 4050 Wendell Drive in Atlanta. The Company has owned this 152-room Lodge since 1989. This facility secures debt to two lenders with outstanding balances at December 31, 1996, aggregating approximately $2,408,000. The loans accrue interest at 10.75% annually and mature in 2008.

     FOREST PARK LODGE. This two-story Lodge is located on approximately 2.28 acres in Forest Park, a commercial area of Atlanta. The property has 120 guest rooms and an approximately 2,500 square-foot auxiliary building used for office and retail space and secures long-term debt with an aggregate outstanding balance at December 31, 1996, of approximately $1,828,000. The first mortgage matures in 2016, and the second matures in 1999. The loans accrue interest at 10.25% annually.

     BARTOW LODGE. A two-story, 124-room facility, this Lodge is located on approximately 3.89 acres near Highway 20 in Cartersville, Georgia. The Company has owned this Lodge since July 1995. The property secures debt to three lenders, including the former owner of the property, with outstanding balances at December 31, 1996, aggregating approximately $2,353,000. The first mortgage matures in 2019, and the second matures in 2025. The loans accrue interest at 10.25% annually.

     WEST GEORGIA LODGE. This two-story lodge with 128 guest rooms is located on 4.18 acres on Bankhead Highway in Carrollton, Georgia. The West Georgia Lodge secures long-term debt at December 31, 1996, with an aggregate outstanding balance of approximately $1,400,000. The first mortgage matures in 1997, and the second matures in 1998. The loans accrue interest at 10.50% annually.

     DEKALB LODGE. This 100-room lodge was completed in March 1997 and acquired by the Company at that time. The property secures a $1.7 million 15-year mortgage. The loan matures in 2012 and accrues interest at the rate of prime plus 2%.

     Total debt of the Company as of December 31, 1996, was approximately $10 million. The outstanding balances on the notes detailed above at December 31, 1996, total approximately $10.5 million because the Fulton and East Point Lodges are both pledged to secure one note, and the note balance is included in the description of both of the properties above.

     As of December 31, 1996, there were no lease agreements in effect for any of the Lodges, nor any contracts in place to sell any such properties.

     For further information about the operation of the Lodges, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     The Company owns a 3,813 square-foot, one-story office building at 277 Pat Mell Road in Cobb County, Georgia in which it rents space to third parties. The property is subject to a mortgage with a balance as of December 31, 1996, of approximately $38,900. The mortgage on the property accrues interest at the rate of 10% per year, and will mature in 2004.

     In the opinion of the Company's management, the Company's properties are adequately covered by insurance, and the Company believes the properties are in good condition.

ITEM 3.  LEGAL PROCEEDINGS.

  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     A special meeting of Shareholders was held on November 7, 1996. Because a quorum was not present, the meeting was adjourned and reconvened on December 3, 1996. Four proposals were submitted to the shareholders.

     Under the first proposal, holders of Southern Acceptance Corporation Stock were asked to approve and adopt an Agreement and Plan of Merger dated January 22, 1996, as amended (the "Merger Agreement"), pursuant to which Efficiency Lodge, Inc., a Georgia corporation, was to be merged with and into Southern Acceptance Corporation, with Southern Acceptance Corporation being the surviving corporation. Immediately prior to the Merger, three of the seven members of Southern Acceptance Corporation's board of directors resigned, and the remaining directors appointed Roy Barnes, Ray Barnes and Annette Bone, each of whom is a designee of ELI, to membership on the Board. Arthur L. Crowe, Jr., Joseph A. Cochran, Ken F. Thigpen and Dr. Roy W. Sweet, D.C. continued as directors of the Company after the Merger. Under the merger agreement, each one hundred shares of Southern Acceptance Corporation stock was converted into one share of the surviving corporation following the Merger, and in lieu of issuing fractional shares, Southern Acceptance Corporation paid shareholders $.10 per non-converted share. Shareholders of Southern Acceptance Corporation who held fewer than one hundred shares of its stock prior to the Merger ceased to be shareholders of the surviving corporation following the Merger. Southern Acceptance Corporation's shareholders collectively hold approximately 5% of the stock in the surviving corporation and the two former shareholders of ELI hold the remaining 95% of the stock. In addition, the Articles of Incorporation of the Company, as amended, were further amended upon consummation of the Merger to change the name of the Company to "Efficiency Lodge, Inc." The number of votes cast for the proposal was 2,654,980, the number against was 121,444, and there were 17,920 abstentions. The votes cast for the proposal were sufficient for approval.

     Under the second proposal, holders of Southern Acceptance Corporation stock were asked to approve an amendment to the Company's Articles of Incorporation to add provisions to limit the potential monetary liability of its directors for breaches of their duty of care or other duties as a director to the extent allowed under Georgia law. The number of votes cast for the proposal was 2,585,933, the number against was 143,151, and there were 65,260 abstentions. The votes cast for the proposal were not sufficient for approval, and, accordingly, this proposal was not approved.

     Under the third proposal, holders of Southern Acceptance Corporation stock were asked to approve an amendment to Article III, Section 1 of the Company's bylaws, as amended, to permit the annual meeting of the Company to be held in May of each year, beginning in 1997. The number of votes cast for the proposal was 2,706,554, the number against was 60,261, and there were 27,529 abstentions. The votes cast for the proposal were sufficient for approval.

     Under the fourth proposal, holders of Southern Acceptance Corporation stock were asked to approve a proposal to allow management of the Company, in their discretion, to adjourn the special meeting to permit the solicitation of additional proxies. The number of votes cast for the proposal was 2,708,248, the number against was 53,328, and there were 32,768 abstentions. The votes cast for the proposal were sufficient for approval.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


PRICE RANGE OF COMMON STOCK

     There is no public trading market for the Company's Common Stock. As of January 1, 1997, there were 1,026,880 outstanding shares of Common Stock and approximately 3,000 holders of record of such shares. Although there are currently no legal or contractual restrictions on the payment of dividends by the Company, the Company has not paid dividends in the last two years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The Company owns and operates Lodges which offer both temporary and long-term accommodations to residents. As of June 1995, the Company purchased the Bartow Lodge in Cartersville, Georgia, which the Company now operates in a similar manner to its other locations. Prior to this purchase, it operated five Lodges at five different metro Atlanta locations. See "DESCRIPTION OF BUSINESS" AND "DESCRIPTION OF PROPERTY."

  All of the Lodges' day to day operations are overseen by the President who reviews financial and operational information on a daily basis.

  The following comments on the financial condition and the results of operations for the 1995 and 1996, fiscal years should be read in conjunction with the Financial Statements of the Company and notes thereto included in Item
7. They compare the results of ELI for 1995 with the results of ELI combined with Southern Acceptance Corporation for 1996. The financial effect of the Merger is not material to the financial condition reported for the Company in 1996, and accordingly, management believes a comparison with ELI's 1995 results is appropriate.

RESULTS OF OPERATIONS

Fiscal Years Ended December 31, 1995 and 1996.
---------------------------------------------

     Operating revenue for 1996, increased $639,664, from $3,292,952 in 1995 to $3,932,616 in 1996, due to higher occupancy and increased rental rates.

     ELI experienced an increase in operating expenses of approximately $281,192 or 14% from 1995. The increase in operating expenses can primarily be attributed to increases or decreases in the following expenses, which account for 95% of the total increase in operating expenses:

                      Accounting                 $ 18,999
                      Depreciation                 26,005
                      Employee Lease Expense      179,719
                      Insurance                    (9,432)
                      Leased Phone Expense        (21,046)
                      Leased T.V. Expense          (3,954)
                      Maintenance Supplies        (16,396)
                      Management Fees              14,759
                      Pest Control                 (4,381)
                      Utilities                    83,754
                                                 --------
                                                 $268,027


          The increased accounting costs can be attributed to the costs associated with the Merger. Increased employee lease expenses can be attributed to a full year of operation of the West Georgia Lodge and the Bartow Lodge by the Company. The 1995 expenses for the same lodges were only for a portion of 1995. Savings because of expiration of leases and the subsequent purchase for nominal amounts of televisions in 1996, and increased efficiency in buying maintenance supplies in 1996, accounts for the decreases noted from these expenses in 1995. Interest expense for 1995 and 1996, was $1,039,805 and $1,084,013 respectively.

GENERAL

     West Georgia Lodge was operated differently than the other Lodges from December 1992 to June 30, 1995. During that period, the West Georgia Lodge was leased in its entirety for operation to an unrelated third party. Effective July 1, 1995, that arrangement ceased, and the Company's management resumed operation of the West Georgia Lodge. The former third party lessee became an employee of the Company.

     The spring through the fall are generally the best seasons of operation of the Lodges, and the Company's management estimates that about 10-15% of ELI's total revenue is affected by seasonality. Typically, revenue declines at the end of November and begins to increase again in mid-February. This seasonality is primarily due to the large number of Lodge residents who work in the construction industry. The effect of the seasonal changes was more significant in prior years than recently.

     Following is a breakdown of the average occupancy rate per Lodge during the years ended December 31, 1996, 1995, and 1994:

                                    Years Ended December 31,
                                    ------------------------

                                       1996   1995   1994
                                       ----   ----   ----

                 East Point Lodge      99.1%  98.9%  99.8%
                 Douglasville Lodge    88.6   88.7   92.0
                 Fulton Lodge          90.4   90.1   79.9
                 Forest Park Lodge     99.8   99.8   99.8
                 Bartow Lodge          88.6     (1)    (1)
                 West Georgia Lodge    88.7     (2)    (2)

(1) Average occupancy rates preceding the purchase of Bartow Lodge by the Company are unknown to the Company. The average occupancy rate from July through December 1995 was 91.4%.

(2) West Georgia Lodge was leased for operation to an unrelated third party prior to July 1995, and the occupancy rates are unknown for December 1992 through June 1995. The occupancy rate for July through December 1995 was 90%.

(3) Occupancy rates were determined by dividing the total number of guest rooms sold by the total number of available guest rooms for the applicable period.


     The following table sets forth the average weekly and annual rates per available room and revenue per available room for all of the Lodges operated by the Company during the years ended December 31, 1996, 1995, and 1994:

                                    Year Ended December 31,
                              ----------------------------------
                                 1996         1995       1994
                              -----------  ----------  ---------

Average weekly rental           $  109.22   $  106.50  $  108.87

Annual average rate              5,672.00    5,538.00   5,661.00

Revenue per available room         103.42       98.81      98.96

     Average weekly rates are determined by dividing room revenue by guest rooms sold and multiplying by seven. Average annual rate is determined by multiplying the average weekly rate by 52. Weekly revenue per available room is determined by dividing room revenue by the number of available guest rooms and multiplying by seven.

     The increase in occupancy from the year ended December 31, 1994, through the year ended December 31, 1996, can be attributed to the increased market demand as well as the competitive rate and attractiveness of the Lodges. Management believes that the demand for the "extended stay" accommodations will continue to rise because guests will continue to be attracted to the affordable rates, amenities and convenience of the Lodges. However, there is no assurance that the occupancy rates will continue to increase.

     Set forth below is the amount of annual realty taxes paid for each Lodge owned in 1996:

                                     Year ended December 31, 1996
                                     ----------------------------

     East Point Lodge                           $10,050
     Douglasville Lodge                          18,413
     Fulton Lodge                                33,238
     Forest Park Lodge                           19,436
     Bartow Lodge                                15,205
     West Georgia Lodge                          15,921

     No realty improvements are proposed with respect to any of the Lodges.

     The Company calculates depreciation for book and federal tax purposes using the straight line method for buildings and an accelerated method for furniture and fixtures. At December 31, 1996, the Company calculated depreciation for federal tax purposes as follows:

                             Cost     Life in Years           Method
                          ----------  -------------    ------------------------

Buildings                 $8,680,967        31.5-39    Straight Line
Furniture and Fixtures     1,138,259            5-7    Double declining balance

LIQUIDITY AND CAPITAL RESOURCES"

  The Company has historically funded its operations primarily with cash flow from operations. For the year ended December 31, 1996, the Company generated $1,052,594 in cash flow from operations compared to $506,519 for the year ended December 31, 1995. The Company had cash balances of $84,064 and $159,944 at December 31, 1995 and 1996, respectively.

  Historically, the Company has funded the development of the Lodges principally from borrowings. As of December 31, 1996, the Company had outstanding indebtedness on its six Lodges of approximately $10 million. Debt reduction used cash of $321,962 and $342,953 in 1995 and 1996, respectively, and distributions to shareholders were $10,000 and $210,000 for the same period.

  The Company anticipates building or acquiring additional Lodges in the future and may seek to do so by incurring debt, by exchanging capital stock, through cash flow or by or issuing equity. A Lodge was recently constructed for the

Company in DeKalb County Georgia. This Lodge was transferred to the Company following construction, and the Company assumed all of the related obligations, including a $1.7 million mortgage. Management believes that no additional financing will be required for this Lodge and that its income from operations will be sufficient to fund its working capital and debt amortization requirements. the Company has purchased a parcel of land in Columbus, Georgia and has signed a letter of commitment with Columbus Bank & Trust to finance the construction of a lodge on this parcel of land. This commitment is in the amount of $2,000,000. Construction is expected to begin in 1997.

  The Company anticipates that the cash flow from operations will be sufficient to meet its current and future working capital needs. Management intends for financing to be utilized only for the acquisition or construction of new Lodges and not for working capital. Management's anticipation of meeting working capital needs through current operations is based on the past performance of the Lodges, which have not historically required borrowings to finance working capital needs. However, there can be no assurance in the future that any new or existing facility will be able to fully fund its working capital through operations.

  There are no other commitments for financing. The Company may, however, seek to increase its debt, issue equity securities or negotiate additional debt. Any such commitment would be subject to such terms as approved by the Company's Board of Directors.

  Two risk factors which may effect costs related to operations and development, and thus affect liquidity, are increases in interest rates and inflation. Management of the Company recognizes these factors and intends to manage to reduce these risks. However, there can be no assurance that present or future performances will be in accordance with management's expectations.

TRANSACTIONS WITH RELATED PARTIES

  At December 31, 1996, the Company held an unsecured note receivable of Ray Barnes, a substantial shareholder of the Company, in the principal amount of $470,000. The note bears interest at 7% and matures on February 14, 1998. At December 31, 1996, Mr. Barnes also owed accrued interest on the note totaling $81,539.

  During the 1996, fiscal year, management fees totaling $132,259 were paid to
W. Ray Barnes by the Company to compensate him for management services rendered to the Company. The fees were paid initially pursuant to an agreement between the Company and Mr. Barnes pursuant to which the rate was 4% of gross revenues excluding hotel/motel taxes and sales tax. On October 6, 1996, the Company approved a new management agreement with Mr. Barnes (doing business as Barnes Store) for management services at the rate of 4% of gross revenues excluding hotel/motel taxes and sales taxes. The agreement is cancelable by either party on 60 days notice.

ITEM 7.  FINANCIAL STATEMENTS.

  The response to this item is included herein beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


Effective with the Merger on December 31, 1996, the Company's former independent accountant was replaced by Grant Thornton, LLP, independent accountants of ELI. The former principal accountant's report on the financial statements for the years ended December 31, 1994 and 1995 did not contain an adverse opinion or disclaimer of opinion, nor were either modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Company's Board of Directors. There were no disagreements with the former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Directors are elected by the Company's shareholders at annual meetings and serve until their successors are duly elected and qualified. Of the current directors of the Company, two were appointed by the Board of Directors of the Company at the time of the Merger, and the other directors were elected by the shareholders. The current directors of the Company, whose current terms will expire in 1997, will serve until their successors are duly elected and qualified. Officers are elected by the Company's Board of Directors annually and serve until their successors are duly elected and qualified. The current officers of the Company, whose current terms will expire in 1997, were appointed at the time of the Merger, and will serve until their successors are duly elected and qualified.


                                                   Business Experience During
Name (Age)                   Position(s)           the Past Five Years
----------                   -----------           ---------------------------

Roy E. Barnes (47)           Director,              Mr. Roy Barnes has served
                             Secretary and          as a director and
                             Treasurer              Secretary/Treasurer of ELI
                                                    and its predecessors since
                                                    1986. An attorney, he is a
                                                    partner with Barnes,
                                                    Browning, Tanksley &
                                                    Casurella and has served as
                                                    a member of the Georgia
                                                    State Legislature since
                                                    1975.  He is also a
                                                    director of Georgia State
                                                    Bank and Community
                                                    Financial Corporation.

W. Ray Barnes (56)           Director,              Mr. Ray Barnes has served
                             President and          as a director,  President
                             Chief Executive        and Chief Executive Officer
                             Officer                of ELI and its predecessors
                                                    since 1986.  Mr. Barnes has
                                                    owned and operated Barnes
                                                    Store in Mableton, Georgia
                                                    since 1954.  He is also a
                                                    director of Georgia State
                                                    Bank and Community
                                                    Financial Corporation.

Arthur L. Crowe, Jr. (71)    Director               Mr. Crowe has served as a
                                                    director of the Company
                                                    since 1994.  Mr. Crowe, an
                                                    attorney, has maintained a
                                                    solo practice since 1989,
                                                    and also currently serves
                                                    as counsel with the law
                                                    firm of Cauthorn &
                                                    Phillips, P.C. in Marietta,
                                                    Georgia.

Joseph A. Cochran (65)       Director               Mr. Cochran has been a
                                                    director of the Company and
                                                    its affiliates, Piedmont
                                                    Southern Co., Pacemaker
                                                    Properties, Inc., Ramco
                                                    Inns of Georgia, Inc., SAC
                                                    Building, Piedmont Southern
                                                    Insurance Agency and SAC
                                                    Holdings, since 1966 and
                                                    President of each of the
                                                    foregoing affiliates since
                                                    1990.  Mr. Cochran, an
                                                    attorney, has been a member
                                                    of the law firm of Cochran
                                                    Camp & Snipes since 1966.
Ken F. Thigpen (55)          Director               Mr. Thigpen has served as a
                                                    director of the Company,
                                                    Piedmont Southern Co.,
                                                    Pacemaker Properties, Inc.,
                                                    Ramco Inns of Georgia,
                                                    Inc., SAC Building,
                                                    Piedmont Southern Insurance
                                                    Agency, and SAC Holdings
                                                    since 1994, and as a
                                                    director of ELI since 1994.
                                                    Mr. Thigpen has been
                                                    President and Chief
                                                    Executive Officer of
                                                    Georgia State Bank since
                                                    1990.
Dr. Roy W. Sweat, D.C. (68)  Director               Dr. Sweat has been a
                                                    director of the Company,
                                                    Piedmont Southern Co.,
                                                    Pacemaker Properties, Inc.,
                                                    Ramco Inns of Georgia,
                                                    Inc., SAC Building,
                                                    Piedmont Southern Insurance
                                                    Agency, and SAC Holdings
                                                    since 1963 and Vice
                                                    President of each of the
                                                    foregoing affiliates since
                                                    1990.  Dr. Sweat, a
                                                    chiropractor, is president
                                                    of Sweat Chiropractic
                                                    Clinic, P.C.

  Roy and Ray Barnes are brothers; otherwise, there are no family relationships between any of the current directors or executive officers of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


To the Company's knowledge no officer, director, or security holder required to file under Section 16(a) failed to file such forms on a timely basis during 1996.

ITEM 10.  EXECUTIVE COMPENSATION.


MANAGEMENT COMPENSATION

During 1994, 1995, and 1996, J. A. Cochran, President of the Company until December 31, 1996, did not receive any short or long-term compensation from the Company, other than director's fees. No officers of the Company received compensation in excess of $100,000. The following table sets forth the annual and long-term compensation paid to Ray Barnes, chief executive officer of ELI, who became chief executive officer of the Company on December 31, 1996.

                                  SUMMARY COMPENSATION TABLE

                                  Annual Compensation
Name and Principal               -------------------------------------   Long-term      All Other
Position                          Year       Salary     Bonus   Other    Compensation   Compensation
---------------------------------------------------------------------------------------------------------
Ray Barnes,                       1996      $132,259     None    None       None            None
President and Chief
Executive Officer


DIRECTORS' COMPENSATION

Directors of the Company received $50 for each meeting of the Board of Directors attended. Directors will be receiving $250.00 for each meeting attended beginning in 1997.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. PERSONS BENEFICIALLY OWNING GREATER THAN FIVE PERCENT OF THE COMPANY'S COMMON STOCK


The following table sets forth the persons known by the Company to own beneficially more than five percent of the Company's voting securities.


                  Name and Address of   Amount and Nature     Percent of
Title of Class    Beneficial Owner      of Beneficial Owner   Common Stock
----------------  --------------------  -------------------   -------------
Common Stock      Roy E. Barnes                496,195           48.3 %
                  4841 Brookwood Drive
                  Mableton, GA  30059
Common Stock      W. Ray Barnes                496,195           48.3
                  1680 Seayes Road
                  P.O. Box 21
                  Mableton, GA  30059

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information regarding beneficial ownership of the Company's common stock by management of the Company, as reflected in the stock records of the Company or provided to the Company by the beneficial owners.


Name and Address                          Amount and Nature   Percent of
of Beneficial Owner                      of Beneficial Owner  Common Stock
-------------------                      -------------------  ------------
Roy E. Barnes                                                    48.3 %
4841 Brookwood Drive                           496,195
Mableton, GA  30059

W. Ray Barnes                                                    48.3
1680 Seayes Road                               496,195
P.O. Box 21
Mableton, GA  30059

Arthur L. Crowe, Jr.                                               *
567 Colston Road                                   211
Marietta, GA  30014

Joseph A. Cochran                                                  *
2950 Atlanta Street                                347
Smyrna, GA  30080

Ken F. Thigpen                                                     *
2572 Oakwood Trace                                 223
Smyrna, GA  30080

Dr. Roy W. Sweat, D.C.                                             *
4735 River Court                                 2,707
Duluth, GA  30155

All officers and directors as a group          995,878             97

* Less than one percent

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has in place a management agreement with W. Ray Barnes (doing business as Barnes Store) pursuant to which Mr. Barnes provides management of the Company's properties in exchange for 4% of gross revenues of the Company less hotel/motel taxes and sales taxes. The agreement is cancelable by either party upon 60 days notice. In 1996, the Company paid $132,259 to Mr. Barnes for such management services.

The Company has entered into an Agreement for Sales and Purchase of Goods, effective September 1, 1996 with W. Ray Barnes (doing business as Barnes Store) pursuant to which Mr. Barnes furnishes merchandise and supplies at distributor's price plus 1% for the maintenance of the Company's facilities and for the construction of new units to the extent such merchandise and supplies are available to Mr. Barnes through Barnes Store's purchasing agreement with wholesalers. The agreement is cancelable by either party upon 60 days notice. In 1996, the Company purchased maintenance supplies totaling $83,707 from Mr. Barnes.

Roy E. Barnes leases an office building to the Company wherein the Company maintains its executive offices. The lease is for one year and expires on September 1, 1997. Rental is $700 per month.

As of December 31, 1996, the Company had a payable of $100,010 due to one of its majority shareholders and a non-interest bearing receivable of one of the majority shareholders in the amount of $240,960. There are no specified repayment terms for that receivable. Another note receivable of a majority shareholder in the principal amount of $470,000 bears interest at 7% and matures on February 14, 1998.

The Company advanced up to approximately $390,000 to two companies owned by the two majority shareholders for the construction of new lodges for the Company. The Company agreed to purchase the lodges upon completion at an amount equal to the construction costs. One such lodge was completed in March.

The law firm of Barnes, Browning, Tanksley and Casurella, in which Roy E. Barnes is a member, performs general legal services for the Company at standard rates. Fees during 1996 were less than $10,000

ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

  a) EXHIBITS. The exhibits filed as part of this Annual report on Form 10-KSB are as follows:

Exhibit No.  Description
-----------  -----------

2.1 Agreement and Plan of Merger dated as of January 22, 1996, by and between the Company and Efficiency Lodge, Inc. (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on April 9, 1996).

2.2 Amendment Number One to Agreement and Plan of Merger, dated June 11, 1996, by and between the Company and Efficiency Lodge, Inc. (incorporated by reference to the Company's Proxy Statement, as filed with the Commission on October 8, 1996).

2.3 Amendment Number Two to Agreement and Plan of Merger, dated September 6, 1996, by and between the Company and Efficiency Lodge, Inc. (incorporated by reference to the Company's Proxy Statement, as filed with the Commission on October 8, 1996).

3.1          Restated and Amended Articles of Incorporation of the Company.*

3.1.1        Certificate of  merger dated December 31, 1996.

3.2          Bylaws of Efficiency Lodge, Inc., as amended.*

4.1 See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of the holders of Common Stock of the Company.

21 Subsidiaries of the Registrant (incorporated by reference to the Company's 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on April 9, 1996).

27           Financial Data Schedule

*To be filed by amendment.

          b) REPORTS ON FORM 8-K. No reports on form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES


  In accordance with Section 13 or 15(d) of the Exchange Act, the Company duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EFFICIENCY LODGE, INC.


                                      By: /s/ W. Ray Barnes
                                         ------------------------------------
                                         W. Ray Barnes
                                         President and Chief Executive Officer

                                      Date: March 24, 1997
                                           ----------------------------------


  In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.


         Signature                   Position                     Date
         ---------                   --------                     ----

/s/ W. Ray Barnes            President and Chief        Date: March 24, 1997
---------------------------  Executive Officer and           ----------------
W. Ray Barnes                Director (Principal
                             Executive Officer)

/s/ Roy E. Barnes            Secretary/Treasurer and    Date: March 31, 1997
---------------------------  Director (Principal             ----------------
Roy E. Barnes                Financial and Accounting
                             Officer)


/s/ Arthur L. Crowe, Jr.     Director                   Date: March 24, 1997
---------------------------                                  ----------------
Arthur L. Crowe, Jr.

/s/ Joseph A. Cochran        Director                   Date: March 24, 1997
---------------------------                                  ----------------
Joseph A. Cochran

/s/ Ken F. Thigpen           Director                   Date: March 24, 1997
---------------------------                                  ----------------
Ken F. Thigpen

/s/ Roy W. Sweat             Director                   Date: March 24, 1997
---------------------------                                  ----------------
Roy W. Sweat

                     CONSOLIDATED FINANCIAL STATEMENTS AND
                             REPORT OF INDEPENDENT
                         CERTIFIED PUBLIC ACCOUNTANTS
                            EFFICIENCY LODGE, INC.
                               December 31, 1996

                                C O N T E N T S


                                                                            Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                            3

FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEET                                                4

    CONSOLIDATED STATEMENTS OF EARNINGS                                       5

    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT                           6

    CONSOLIDATED STATEMENTS OF CASH FLOWS                                     7

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                9

              Report of Independent Certified Public Accountants
              --------------------------------------------------



Board of Directors and Stockholders
Efficiency Lodge, Inc.

    We have audited the accompanying consolidated balance sheet of Efficiency Lodge, Inc. (a Georgia Corporation) and subsidiaries as of December 31, 1996, and the related consolidated statements of earnings, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Efficiency Lodge, Inc. and subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/ Grant Thornton

Atlanta, Georgia
February 3, 1997

                    Efficiency Lodge, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEET

                               December 31, 1996

                              ASSETS


Property and equipment, net (note B)                                                  $  8,844,764
Cash                                                                                       159,944
Inventory                                                                                   25,972
Due from stockholder (note F)                                                              240,960
Note receivable - stockholder (note C)                                                     470,000
Interest receivable - stockholder (note C)                                                  81,539
Advances to affiliates (note F)                                                            390,195
Loan fees, net of accumulated amortization (note D)                                        231,151
Other assets                                                                                92,573
                                                                                        ----------
                                                                                       $10,537,098
                                                                                        ==========

                LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
  Mortgage notes payable (note E)                                                      $10,038,389
  Accounts payable                                                                          56,617
  Customer deposits                                                                         20,007
  Due to stockholder (note F)                                                              100,010
  Other liabilities                                                                        126,617
  Deferred taxes (note H)                                                                  200,000
                                                                                        ----------
         Total  liabilities                                                             10,541,640

STOCKHOLDERS' DEFICIT
  Common stock - $.10 par value, 7,500,000 shares
    authorized; 1,026,880 shares issued and outstanding                                    102,688
  Additional paid-in capital                                                                52,674
  Accumulated deficit                                                                     (159,904)
                                                                                        ----------
                                                                                            (4,542)
                                                                                        ----------
                                                                                       $10,537,098
                                                                                        ==========


The accompanying notes are an integral part of this statement.

                    Efficiency Lodge, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF EARNINGS

                            Year ended December 31,


                                                                1995              1996
                                                             ----------       -----------
Revenue                                                      $3,292,952       $ 3,932,616

Operating expenses                                            2,058,869         2,340,061
                                                              ---------         ---------

         Operating profit                                     1,234,083         1,592,555

Other expense (income)
  Interest income                                                  (627)             (803)
  Interest income from stockholder (note C)                     (32,681)          (32,900)
  Interest expense                                            1,039,805         1,084,013
  Other, net                                                     (9,473)          (24,756)
                                                              ---------         ---------
                                                                997,024         1,025,554
                                                              ---------         ---------
         Earnings before income taxes                           237,059           567,001

Effect of change in income tax status (note H)                        -          (162,000)
                                                              ---------         ---------
         Net earnings                                        $  237,059       $   405,001
                                                              =========        ==========

Net earnings per share                                       $      .24       $       .42
                                                              =========        ==========

Weighted average shares outstanding                             975,536           975,536
                                                              =========        ==========

Historical earnings before income taxes                      $  237,059       $   567,001

Pro forma income tax expense                                     87,000           215,000
                                                              ---------        ----------

Pro forma net earnings (note H)                              $  150,059       $   352,001
                                                              =========        ==========

Pro forma net earnings per share                             $      .15       $       .36
                                                              =========        ==========


The accompanying notes are an integral part of these statements.

                 Efficiency Lodge, Inc. and Subsidiaries

                    STATEMENT OF STOCKHOLDERS' DEFICIT



                                                            Additional
                                             Common          paid-in            Accumulated
                                              stock           capital              deficit           Total
                                             ------         ----------          -----------          -----


Balance at January 1, 1995                $     900           $      -        $  (581,964)       $ (581,064)

Net earnings for the year                         -                  -            237,059           237,059

Distributions to stockholders                     -                  -            (10,000)          (10,000)
                                           --------            -------          ---------         ----------
Balance at December 31, 1995                    900                  -           (354,905)         (354,005)

Net earnings for the year                         -                  -            405,001           405,001

Distributions to stockholders                                        -           (210,000)         (210,000)

Issuance of stock for merger with
  Southern Acceptance Corporation
  (note I)                                  101,788             52,674                  -           154,462
                                           --------            -------          ---------         ----------
Balance at December 31, 1996              $ 102,688           $ 52,674         $ (159,904)       $   (4,542)
                                           ========            =======          =========         =========


The accompanying notes are an integral part of this statement.

                 Efficiency Lodge, Inc. and Subsidiaries

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                         Year ended December 31,

                                                                                   1995                1996
                                                                                   ----                ----
Increase (Decrease) in Cash

Cash flows from operating activities
  Net earnings                                                                $   237,059        $  405,001
  Adjustments to reconcile net earnings
    to net cash provided by operating activities
      Depreciation and amortization                                               354,707           379,462
      Change in assets and liabilities
         Increase in interest receivable                                          (13,839)          (22,900)
         Increase in inventories                                                  (18,917)           (2,361)
         Increase in other assets                                                 (40,542)          (15,627)
         Increase (decrease) in accounts payable                                  (11,012)          137,474
         Increase (decrease) in customer deposits                                    (937)            9,545
         Increase in deferred taxes                                                     -           162,000
                                                                               ----------         ---------
           Net cash provided by operating activities                              506,519         1,052,594

Cash flows from investing activities
  Purchases of property and equipment                                          (2,406,550)          (16,533)
  Increase in due from stockholder                                                (73,779)         (111,246)
  Increase in advances to affiliates                                                    -          (383,713)
  Other                                                                                 -            17,731
                                                                               ----------         ---------
           Net cash used by investing activities                               (2,480,329)         (493,761)

Cash flows from financing activities
  Proceeds from notes payable                                                   2,382,903           100,000
  Payments made on notes payable                                                 (321,962)         (342,953)
  Distributions made to stockholders                                              (10,000)         (210,000)
  Payments made on due to stockholder                                                   -           (30,000)
                                                                               ----------         ---------
           Net cash provided (used) by
             financing activities                                               2,050,941          (482,953)
                                                                               ----------         ---------

                 Efficiency Lodge, Inc. and Subsidiaries

                         Year ended December 31,

                                                                          1995               1996
                                                                          ----               ----

Net increase in cash                                                      77,131            75,880

Cash at beginning of year                                                  6,933            84,064
                                                                      ----------          --------
Cash at end of year                                                  $    84,064         $ 159,944
                                                                      ==========          =========

Supplemental cash flow information

    Cash paid during the year for interest                           $ 1,039,805         $ 999,552
                                                                      ==========          ========

Noncash investing and financing activities

 During 1996, assets totaling $250,836 were acquired and liabilities totaling $96,374 were assumed in connection with the merger with Southern Acceptance Corporation described in note I.



The accompanying notes are an integral part of these statements.

                    Efficiency Lodge, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


NOTE A - SUMMARY OF ACCOUNTING POLICIES

 A summary of the accounting policies consistently applied in the accompanying consolidated financial statements follows.

 1.  Principles of Consolidation
     ---------------------------

 Efficiency Lodge, Inc. (the "Company") consolidates the accounts of all majority owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

 2.  Nature of Operations
     --------------------

 The Company owns and operates lodging facilities in Georgia which offer both temporary (minimum seven days) and long-term accommodations which include fully-equipped cooking facilities and on-premises laundry facilities. Customers include people on short-term work or training assignments, recreational travelers, and people in the midst of relocation.

 3.  Inventory
     ---------

 Inventory consists of personal care items and snack foods for resale and is stated at the lower of cost or market using the first-in, first-out method.

 4.  Property and Equipment
     ----------------------

 Property and equipment are recorded at cost including capitalized interest cost incurred during the period of construction. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method for buildings and accelerated methods for furniture and equipment. The Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, as of January 1, 1996. The adoption of this standard did not have a material impact on the Company's financial position or results of operations. Facilities are evaluated annually and written down to net realizable value when management believes that the undepreciated cost cannot be recovered through future cash flows.

 5.  Loan Fees
     ---------
 Loan fees and other associated closing costs are recorded at cost. Amortization is calculated using the straight-line method over the term of the related loan.

                    Efficiency Lodge, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

 6.  Income Taxes
     ------------

 The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when it is more likely than not that the asset will not be realized.

 7.  Cash Equivalents
     ----------------

 For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

 8.  Earnings Per Share
     ------------------

 Earnings per share is computed based upon the weighted average number of shares outstanding during the period. As a result of the merger described in note I, the Company's 900 outstanding shares were exchanged for 975,536 shares. Accordingly, the weighted average number of shares reflected herein have been restated to reflect this exchange as of January 1, 1995.

 9.  Use of Estimates
     ----------------

 In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    Efficiency Lodge, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

NOTE B - PROPERTY AND EQUIPMENT

 Property and equipment consists of the following as of December 31, 1996:

                                            Depreciable
                                               lives
                                            -----------
   Buildings and improvements               31-39 years         $ 8,800,508
   Furniture and equipment                    5-7 years           1,154,793
                                                                  ---------
                                                                  9,955,301

   Less accumulated depreciation                                 (2,440,571)
                                                                  7,514,730

   Land                                                           1,330,034
                                                                  ---------
                                                                $ 8,844,764
                                                                  =========


NOTE C - NOTE RECEIVABLE - STOCKHOLDER

 The $470,000 note receivable from stockholder bears interest at 7%, matures on February 14, 1998 and is uncollateralized. Accrued interest on this note totalled $81,539 as of December 31, 1996. Interest income on this note totalled $32,681 and $32,900 for the years ended December 31, 1995 and 1996, respectively.


NOTE D - LOAN FEES

 Loan fees were as follows as of December 31, 1996:

    Loan fees                                    $ 405,522
    Less: accumulated amortization                 174,371
                                                   -------
    Net loan fees                                $ 231,151
                                                   =======

                    Efficiency Lodge, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


NOTE E - MORTGAGE NOTES PAYABLE

 Mortgage notes payable at December 31, 1996 consists of the following notes payable collateralized by all of the Company's real property.

    Variable rate notes - 8.99% to 10.75%,
     payments of principal and interest totalling
     $114,000 per month at December 31, 1996,
     maturing on various dates through 2019                               $  9,007,506

    Fixed rate notes - 10%, payments of principal
     and interest totalling $9,417 per month,
     maturing on various dates through 2025                                  1,030,883
                                                                           -----------
                                                                          $ 10,038,389
                                                                           ===========

 Future maturities of long-term debt as of December 31, 1996 are as follows:

     1997                                                      $  1,737,253
     1998                                                           352,506
     1999                                                           452,497
     2000                                                           371,439
     2001                                                           405,334
     Thereafter                                                   6,719,360
                                                                 ----------
                                                               $ 10,038,389
                                                                 ==========

NOTE F - RELATED PARTY TRANSACTIONS

 Management fees of $117,500 and $155,457 were paid in 1995 and 1996, respectively, to a stockholder who owns forty seven and one half percent of the outstanding stock of the Company. The Company entered into an agreement for management services with this stockholder effective September 1, 1996. Under the agreement, the Company will pay four percent of gross revenues for management services provided by the stockholder. This agreement has no specified expiration date and may be terminated at any time by either party.

                    Efficiency Lodge, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


NOTE F - RELATED PARTY TRANSACTIONS - Continued

 As of December 31, 1996, $100,010 was due to a stockholder who owns forty-seven and one-half percent of the outstanding stock of the Company. This payable is non-interest bearing and has no specified repayment terms.

 As of December 31, 1996, $240,960 was due from a stockholder who owns forty-seven and one-half percent of the outstanding stock of the Company. This unsecured receivable is non-interest bearing and has no specified repayment terms.

 During 1995 and 1996, the Company purchased maintenance supplies totalling $89,400 and $83,707, respectively, from a stockholder who owns forty seven and one half percent of the outstanding stock of the Company.

 As of December 31, 1996, the Company has advances of $390,195 to two companies owned by two shareholders. These companies are in the process of constructing two lodges for the Company. The Company has agreed to purchase these lodges upon their completion at an amount equal to the cost to construct these lodges. The estimated cost to construct the lodges is approximately $4,250,000.


NOTE G - FINANCIAL INSTRUMENTS

 The carrying amounts of cash, due from stockholder, notes receivable, and advances to affiliates approximate their fair value as they reprice in approximately one year or less.

 The carrying amount of mortgage notes payable is a reasonable estimate of their fair value based on the variable term borrowing rates currently available to the Company for loans with similar terms.


NOTE H - INCOME TAXES

 Prior to December 31, 1996, the Company operated under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company did not pay federal and state income taxes. Instead, the stockholders were taxed on their proportionate share of the Company's taxable income. Therefore, no provision for federal and state income tax expense has been included in the accompanying statements of earnings. Pro forma income tax expense, net earnings and earnings per share are presented on the accompanying statement of earnings to reflect the effect of federal and state income tax expense assuming the Company was a taxable entity during the periods presented.

                    Efficiency Lodge, Inc. and Subsidiaries

                               December 31, 1996


NOTE H - INCOME TAXES - Continued

 Due to the merger discussed in note I, the Company no longer qualifies as a Subchapter S corporation. Accordingly, a deferred tax liability and income tax expense of $162,000 has been recorded to account for the difference between the net income tax basis of the Company's assets and liabilities and the amounts reported in the Company's financial statements. This difference arose from a forgiveness of debt that resulted in a reduction of the tax basis of the related assets. At December 31, 1996, the Company's deferred tax liability is due solely to the difference between the income tax basis of property and equipment and the amount reported in the financial statements.


NOTE I - MERGER AND ACQUISITION

 Merger with Southern Acceptance Corporation

 On December 31, 1996, Efficiency Lodge, Inc. (ELI) merged with Southern Acceptance Corporation, Inc. (SAC). Pursuant to the merger, SAC shareholders received one share of the surviving corporation's common stock (total 51,344 shares) for each one hundred shares of SAC's common stock. Each shareholder of SAC otherwise entitled to receive a fractional share, received, in lieu thereof, a cash payment of $.10 for each unconverted share of SAC common stock held by the shareholder. This amount totaled approximately $15,000. In addition, 975,536 shares of the surviving corporation's common stock were issued in exchange for the 900 outstanding shares of ELI's common stock. Pursuant to the terms of the merger, SAC is the surviving corporation and changed its name to Efficiency Lodge, Inc.

 The merger was recorded under the purchase method of accounting with ELI being considered the acquiring company. Accordingly, the purchase price has been allocated to SAC's assets and liabilities based upon their fair values at the date of acquisition. SAC's results of operations will be included in the Company's statement of earnings from the date of acquisition. The net purchase price was allocated as follows:

     Property and Equipment                   $ 132,626
     Note Receivable                            100,000
     Cash                                        17,731
     Other Assets                                   479
     Note Payable                               (38,943)
     Other Liabilities                          (19,431)
     Deferred Taxes                             (38,000)
                                               --------
                                              $ 154,462
                                               ========

                    Efficiency Lodge, Inc. and Subsidiaries

                               December 31, 1996


NOTE I - MERGER AND ACQUISITION - CONTINUED

 Bartow Lodge Acquisition
 ------------------------

 On June 16, 1995, the Company acquired a lodge facility located in Bartow County, Georgia for $2,382,903. The purchase was accomplished by the assumption of loans totalling $1,382,903 and the issuance of a $1,000,000 note payable. The acquisition has been accounted for as a purchase and there was no goodwill associated with the transaction. Results of operations of the facility have been included in the statement of earnings from the date of acquisition.

 Pro Forma Results of Operations
 -------------------------------

 The following pro forma results of operations are unaudited and were prepared under the assumption that the merger with SAC and the acquisition of Bartow Lodge occurred at the beginning of each year presented and that the Company was a taxable entity. These pro forma amounts are not necessarily indicative of what the actual results of operations might have been if the transactions had occurred at the beginning of fiscal year 1995.


                                1995            1996

 Revenue                    $ 3,523,214      $ 3,957,187

 Net earnings (loss)        $   (40,353)     $   266,412

 Earnings (loss) per share  $     (0.04)     $       .26

                                 EXHIBIT INDEX

Exhibit No.  Description
-----------  -----------

2.1 Agreement and Plan of Merger dated as of January 22, 1996, by and between the Company and Efficiency Lodge, Inc. (incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on April 9, 1996).

2.2 Amendment Number One to Agreement and Plan of Merger, dated June 11, 1996, by and between the Company and Efficiency Lodge, Inc. (incorporated by reference to the Company's Proxy Statement, as filed with the Commission on October 8, 1996).

2.3 Amendment Number Two to Agreement and Plan of Merger, dated September 6, 1996, by and between the Company and Efficiency Lodge, Inc. (incorporated by reference to the Company's Proxy Statement, as filed with the Commission on October 8, 1996).

3.1          Restated and Amended Articles of Incorporation of the Company.*

3.1.1        Certificate of  merger dated December 31, 1996.

3.2          Bylaws of Efficiency Lodge, Inc., as amended.*

4.1 See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of the holders of Common Stock of the Company.

21 Subsidiaries of the Registrant (incorporated by reference to the Company's 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on April 9, 1996).

27           Financial Data Schedule

*To be filed by amendment.