Form 10QSB
period 1997-03-31
EFFICIENCY LODGE INC
filed 1997-05-15
CIK 92066

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                               FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                    OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____ to ____

                     Commission File Number 000-02290

                          EFFICIENCY LODGE, INC.
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

     Georgia                                        58-0898219
----------------------------                   --------------------
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or                            Identification No.)
organization)

        5342 Old Floyd Road, P.O. Box 635, Mableton, Georgia 30059
        ----------------------------------------------------------
                 (Address of principal executive offices)

                             (770) 819-0039
             ------------------------------------------------
             (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Shares outstanding of each of the issuer's classes of common equity at April 1, 1997: 1,026,880 shares of Common Stock, $0.10 par value share.

Transitional Small Business Disclosure Format (check one)

Yes / /   No  /x/

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                Efficiency Lodge, Inc.

                             CONSOLIDATED BALANCE SHEETS


                                        ASSETS


                                     March 31, 1997     December 31, 1996
                                     --------------     -----------------
                                      (Unaudited)

Property and equipment, net             $10,679,398        $ 8,844,764
Cash                                        152,636            159,944
Other assets                              1,355,148          1,532,390
                                         ----------         ----------
                                        $12,187,182        $10,537,098
                                         ==========         ==========

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Mortgage notes payable                  $11,634,196        $10,038,389
Other liabilities                           616,969            503,251
                                         ----------         ----------
    Total liabilities                    12,251,165         10,541,640

Stockholders' deficit
 Common stock                               102,688            102,688
 Additional paid-in capital                  52,674             52,674
 Accumulated deficit                       (219,345)          (159,904)
                                         ----------         ----------

    Total stockholders' deficit             (63,983)            (4,542)
                                         ----------         ----------

                                        $12,187,182        $10,537,098
                                         ==========         ==========

                                Efficiency Lodge, Inc.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                             Three months ended March 31,


                                                  1997             1996

Revenues                                      $  859,902      $  973,927
Operating expenses                               683,087         550,879
                                               ---------       ---------

    Operating income                             176,815         423,048

Other (income) expense, net                      271,256         264,664
                                               ---------        --------

    Earnings (loss) before income taxes          (94,441)        158,384

Provision for income taxes                        35,000            -
                                               ---------        --------

    Net Earnings (loss)                      $   (59,441)      $ 158,384
                                              ==========        ========

Net earnings (loss) per common share         $     (0.06)      $    0.16
                                              ==========        ========
Weighted average number of common
 shares outstanding                            1,026,880         992,390
                                              ==========        ========

Historical earnings before income taxes                        $ 158,384

Pro forma income tax expense                                      60,000
                                                                --------

Pro forma net earnings                                         $  98,384
                                                                ========

Pro forma earnings per share                                   $     .10
                                                                ========

                               Efficiency Lodge, Inc.

                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                     (Unaudited)

                          Three months ended March 31, 1997

                                                    Additional
                                        Common       paid-in     Accumulated
                                         stock       capital       deficit       Total
                                       --------      --------    ----------    ---------
Balance at January 1, 1997             $102,688      $ 52,674    $ (159,904)   $ (4,542)

Net loss for the quarter                      -             -       (59,441)    (59,441)
                                        -------       -------     ---------     -------

Balance at March 31, 1997              $102,688      $ 52,674    $ (219,345)   $(63,983)
                                        =======       =======     =========     =======
/TABLE

                                Efficiency Lodge, Inc.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                             Three months ended March 31,

                                                                            1997           1996
                                                                       ----------        --------
Cash flows from operating activities:
 Net earnings (loss)                                                 $    (59,441)      $ 158,384
 Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
    Depreciation                                                           92,477          89,525
    Amortization                                                            3,070           4,221
    Changes in assets and liabilities:
     Other assets                                                         (90,923)        (68,122)
     Other liabilities                                                    113,718         135,952
                                                                       ----------        --------
      Net cash provided by operating activities                            58,901         319,960

Cash flows from investing activities:
 Capital expenditures                                                  (1,662,016)         (5,058)
 Increase in due from stockholder                                            -            (26,977)
                                                                       ----------        --------

      Net cash used for investing activities                           (1,662,016)        (32,035)

Cash flows from financing activities:
 Principal payments on long-term debt                                    (104,193)        (92,795)
 Proceeds from issuance of debt                                         1,700,000            -
 Cash distributions to stockholders                                          -            (10,000)
                                                                       ----------        --------

      Net cash provided (used) by financing
         activities                                                     1,595,807        (102,795)
                                                                       ----------        --------

Increase (decrease) in cash and cash
         equivalents                                                       (7,308)        185,130
Cash and cash equivalents, beginning of
        period                                                            159,944          84,064
                                                                       ----------        --------

Cash and cash equivalents, end of period                             $    152,636       $ 269,194
                                                                       ==========        ========

Cash paid during the period for interest                             $    271,061       $ 196,427
                                                                       ==========        ========

During the three month period ended March 31, 1997, advances to an affiliate totaling $265,095 were forgiven in connection with the purchase of a facility from the affiliate.

                          Efficiency Lodge, Inc.

      NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              March 31, 1997



NOTE A - BASIS OF PREPARATION

The accompanying unaudited interim consolidated financial statements of Efficiency Lodge, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The results of operations for the quarter ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year. The interim consolidated financial statements should be read in conjunction with the Company's 1996 consolidated financial statements and related notes.

NOTE B - NEW ACCOUNTING PRONOUNCEMENT

 The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.


NOTE C - PRO FORMA RESULTS OF OPERATIONS

 On December 31, 1996, the Company merged with Southern Acceptance Corporation, Inc. (SAC). The merger was recorded under the purchase method of accounting with ELI being considered the acquiring company. SAC's results of operations have been included in the Company's statement of operations from the date of acquisition. Accordingly, the accompanying historical results of operations for the three months ended March 31, 1996 do not include SAC's results of operations.

 The following pro forms results of operations for the three months ended March 31, 1996 are unaudited and were prepared under the assumption that the merger with SAC occurred on January 1, 1996 and that the Company was a taxable entity. These pro forma amounts are not necessarily indicative of what the actual results of operations might have been if the merger had occurred at the beginning of fiscal year 1996.

      Revenue                         $984,000

      Net earnings                    $ 79,000

      Earnings per share              $     .08
Item 2 - Management's Discussion and Analysis or Plan of Operation

Comparison of fixed assets from December 31, 1996, shows an increase of $1,927,112 because of the acquiring an equipping of Dekalb Lodge which opened on March 1, 1997. The assumption of the Dekalb debt at Columbus Bank and Trust was also the reason for the increase in mortgage debt in the amount of $1,595,807 as compared to December 31, 1996. The increase of other liabilities in the amount of $113,718 as compared to December 31, 1996, was the result of expenses incurred in the opening of Dekalb Lodge and as a result of the merger with Southern Acceptance and the additional costs incurred therein.

Revenue declined in the first quarter as compared to the same quarter in 1996 as the result of a wet winter and cool spring which affected construction workers at primarily 3 lodges where construction crews generally stay. The completion of the Olympics and fewer construction crews also contributed to the loss of revenue at these lodges. The loss of revenue as compared to the same month in 1996 was greatest in January and has improved each month in the first quarter. Dekalb Lodge opened on March 1, 1997 and by the end of March was 95% occupied. Land has been acquired in Columbus, Georgia for the construction of a lodge there, and it is anticipated that the construction loan will be closed during the week of May 12, 1997, which will allow construction to begin on the Columbus facility. A fall 1997 opening is anticipated.

Operating expenses increased in the first quarter as compared to the first quarter in 1996 by $132,208 which was the result of several factors. First, as a result of the merger with Southern Acceptance the operating expenses of Southern Acceptance are now included in the operating expenses of Efficiency Lodge, Inc. Secondly, the opening of Dekalb Lodge added certain operating expenses such as $32,000 additional costs of bedding and other miscellaneous expenses.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a) The following Exhibits are filed as of part of this report:

     Exhibit
     Number              Description
     --------       -----------------------
     27.1           Financial Data Schedule - (for SEC use only)

     (b) (1) Current Report on Form 8-K filed on January 15, 1997, reporting a change of control (Item 1) and approval of a merger (Item 2) and incorporating financial statements and pro forma financials from the issuer's proxy statement filed with the Commission on October 8, 1996.

          (2) Amendment No. 1 to Current Report on Form 8-K filed on February 18, 1997 filing (i) financial statements of the business acquired at December 31, 1995 and as of the years ended December 31, 1994 and 1995, (ii) unaudited financial statements of the business acquired at September 30, 1996 and for the nine months ended September 30, 1995 and 1996, (iii) unaudited pro forma financial information, including a balance sheet at September 30, 1996 and statements of operations for the year ended December 31, 1995 and the nine months ended September 30, 1996, and (iv) notes thereto (Item 7).
                            SIGNATURE

          In accordance with the requirements of the Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              EFFICIENCY LODGE, INC.


DATE:  May 13, 1997           By:  /s/ W. Ray Barnes
                                   W. Ray Barnes
                                   President and Chief Executive
                                   Officer


DATE:  May 13, 1997           By:  /s/ Roy E. Barnes
                                   Roy E. Barnes
                                   Secretary/Treasurer
                                   (Principal Financial and Accounting
                                   Officer)
                          EXHIBIT INDEX


     Exhibit
     Number              Description

     27.1           Financial Data Schedule