Form 10QSB
period 1997-06-30
EFFICIENCY LODGE INC
filed 1997-08-14
CIK 92066

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                               FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Shares outstanding of each of the issuer's classes of common equity at August 14, 1997: 1,026,880 shares of Common Stock, $0.10 par value share.

Transitional Small Business Disclosure Format (check one)

Yes / /   No  /x/

PART I - FINANCIAL INFORMATION

ITEM 1  - Financial Statements
                                              Efficiency Lodge, Inc.

                                            CONSOLIDATED BALANCE SHEET

                            ASSETS


                                                   June 30, 1997   December 31, 1996
                                                   -------------   ---------------
                                                              (Unaudited)
Property and equipment, net                         $10,442,480       $ 8,844,764
Cash                                                    368,716           159,944
Other assets                                          1,352,884         1,532,390
                                                    -----------       -----------

                                                    $12,164,080       $10,537,098
                                                    ===========       ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY


Mortgage notes payable                              $11,491,813         $10,038,389
Other liabilities                                       638,581             503,251
                                                    -----------         -----------

   Total liabilities                                 12,130,394          10,541,640

Stockholders' equity
 Common stock                                           102,688             102,688
 Additional paid-in capital                              52,674              52,674
 Accumulated deficit                                   (121,676)           (159,904)
                                                    -----------          ----------

   Total stockholders' equity                            33,686              (4,542)
                                                    -----------          ----------

                                                    $12,164,080         $10,537,098
                                                    ===========         ===========
/TABLE

                                   Efficiency Lodge, Inc.

                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                      (Unaudited)

                             Six months ended June 30, 1997


                                                            Additional
                                            Common            paid-in         Accumulated
                                             stock            capital           deficit           Total
                                           --------         ----------        -----------       ---------

Balance at January 1, 1997                 $102,688         $  52,674         $ (159,904)        $(4,542)

Net income for the six months                  --                --               38,228          38,228
                                           --------         ---------         ----------         -------

Balance at June 30, 1997                   $102,688         $  52,674         $ (121,676)        $33,686
                                           ========         =========         ==========         =======

                                     Efficiency Lodge, Inc.

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)

                           For the Quarters Ending June 30, 1997 and 1996
                          For the Six Months Ended June 30, 1997 and 1996

                                                     Quarter Ended                  Six Months Ended
                                                       June 30,                          June 30,
                                                 1997             1996             1997            1996
                                             ----------       ----------       ----------       ----------
Revenues                                     $1,141,640       $1,028,649       $2,000,303       $2,002,577
Operating expenses                              662,449          595,396        1,345,536        1,146,961
                                             ----------       ----------       ----------       ----------

  Operating income                              479,191          433,253          654,767          855,616

Other (income) expense, net                     336,361          235,334          606,378          499,313
                                             ----------       ----------       ----------       ----------

  Earning (loss) before income
    taxes                                       142,830          197,919           48,389          356,303

Provision for income taxes                       45,161             --             10,161             --
                                             ----------       ----------       ----------       ----------

  Net earnings (loss)                        $   97,669       $  197,919       $   38,228       $  356,303
                                             ==========       ==========       ==========       ==========

Net earnings (loss) per common
  share                                      $      .09       $   219.91       $      .04       $   395.89
                                             ==========       ==========       ==========       ==========

Weighted average number of
  common shares outstanding                   1,026,880              900        1,026,880              900
                                             ==========       ==========       ==========       ==========


Historical earnings before income
  taxes                                                       $  197,919                        $  356,303

Pro forma income tax expense                                      81,000                           140,000
                                                              ----------                        ----------

Pro forma net earnings                                        $  116,919                        $  216.303
                                                              ==========                        ==========

Pro forma earnings per share                                  $   129.91                        $   240.34
                                                              ==========                        ==========
/TABLE

                                  Efficiency Lodge, Inc.

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                Six months ended June 30,
                                                                         1997                 1996
                                                                     ----------           ----------
Cash flows from operating activities:
  Net earnings (loss)                                                $   38,228           $  356,303
  Adjustments to reconcile net earnings (loss) to
  to net cash provided by operating activities:
   Depreciation and amortization                                        198,509              209,464
   Changes in assets and liabilities:
    Other assets                                                        (76,065)             (53,107)
    Other liabilities                                                   135,388              192,646
    Loss on sale of asset                                                46,953                 --
                                                                     ----------           ----------

          Net cash provided by operating activities                     343,013              705,306


Cash flows from investing activities:
  Capital expenditures                                               (1,653,405)             (29,922)
  Increase in due from stockholders                                        --                (50,500)
  Increase in advance to affiliate                                      (18,648)            (209,982)
  Proceeds from sale of building                                         84,448                 --
                                                                     ----------           ----------
          Net cash used for investing activities                     (1,587,605)            (290,404)

Cash flows from financing activities:
  Principal payments on long-term debt                                 (208,613)            (159,604)
  Due to stockholders                                                      --                (30,000)
  Cash distributions to stockholders                                       --                (10,000)
  Proceeds from issuance of debt                                      1,700,000                 --
  Payoff of note on building sold                                       (37,963)                --
                                                                     ----------           ----------

          Net cash provided (used) be financing activities            1,453,424             (199,604)
                                                                     ----------           ----------

Increase (decrease) in cash and cash equivalents                        208,832              215,298

Cash and cash equivalents, beginning of period                          159,944               84,064
                                                                     ----------           ----------

Cash and cash equivalents, end of period                             $  368,776           $  299,362
                                                                     ==========           ==========

Cash paid during the period for interest                             $  596,569           $  532,623
                                                                     ==========           ==========

During the three month period ended March 31, 1997, advances to an affiliate totaling $265,095 were forgiven in connection with the purchase of a facility from the affiliate.

During the three month period ending June 30, 1997, a building was sold which had a cost of $132,626 and accumulated depreciation of $1,225.

                          MANAGEMENT DISCUSSION AND ANALYSIS
                          ----------------------------------


Fixed assets increased from December 31, 1996, because of the acquiring and equipping of DeKalb Lodge which opened on March 1, 1997. Likewise, the increase of mortgage debt was the result of the assumption of mortgage debt associated with DeKalb Lodge.

Revenue for the second quarter was $1,141,640 compared to $1,028,649 for the same period in 1996. The opening of DeKalb Lodge contributed $217,695 in revenue for the second quarter. Revenue on a store-to-store basis, excluding DeKalb, decreased $604,820, as compared to the same quarter last year. This decrease, on a store-to-store basis, amounted to a 10% decrease compared to the same quarter in 1996. The first quarter decrease on a store-to-store basis was 17.86%. The decrease of revenue on a store-to-store basis is attributed to a wet winter and cool spring which affected construction workers at primarily three lodges where construction crews generally stay. The completion of the Olympics and fewer construction crews also contributed to the loss of revenue at these lodges. During the second quarter, revenue on a store-to-store basis improved even through revenue at two lodges lagged improvements of the other facilities.

DeKalb Lodge opened on March 1, 1997, and has been over 90% occupied since two weeks after its opening. A new lodge is under construction in Columbus, Georgia. A fall opening is anticipated.

Total general and administrative expenses for the quarter was $974,925 compared to $869,467 for the same quarter last year. Increases of $38,406 for interest, $6,332 for maintenance supplies, and $17,209 for repairs, made up $61,947 of the difference. The increased interest is attributable to the additional mortgage debt of DeKalb Lodge. The maintenance and repair expenses were the result of normal maintenance and repair.

Net income before taxes for the quarter was $142,830 which included a loss on the sale of an office building acquired in the SAC merger of $46,953. Without this one time charge, the net income before taxes would be $189,783. Net income before taxes for the same quarter in 1996, was $197,919 which before taxes for the same quarter in 1996, was $197,919 which included a one time gain from the sale of certain investment securities in the amount of $30,047. As adjusted for this one time sale, net income before taxes in 1996, was $167,872.

                         Efficiency Lodge, Inc.

    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                            June 30, 1997

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

  The results of operations for the quarter ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year. The interim consolidated financial statements should be read in conjunction with the Company's 1996 consolidated financial statements and related notes.

NOTE B - NEW ACCOUNTING PRONOUNCEMENT

  The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primarily and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosures of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

NOTE C - PRO FORMA RESULTS OF OPERATIONS

  On December 31, 1996, the Company merged with Southern Acceptance Corporation, Inc. (SAC). The merger was recorded under the purchase method of accounting with ELI being considered the acquiring company. SAC's results of operations have been included in the Company's statement of operations from the date of acquisition. Accordingly, the accompanying historical results of operations for the three months ended March 30, 1996 and six months ended June 30, 1996 do not include SAC's results of operations.

  The following pro forma results of operations for the six months ended June 30, 1996 are unaudited and were prepared under the assumption that the merger with SAC occurred on January 1, 1996 and that the Company was a taxable entity. These pro forma amounts are not necessarily indicative of what the actual results of operations might have been if merger had occurred at the beginning of fiscal year 1996.


             Revenue                              $2,002,577
             Net earnings                         $  204,722
             Earnings per share                   $      .20
PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following Exhibits are filed as of part of this report:

     Exhibit
     Number              Description
     --------       -----------------------
      27           Financial Data Schedule - (for SEC use only)


     (b)  The Company filed a Current Report on Form 8-K on June 12, 1997.

                            SIGNATURE

          In accordance with the requirements of the Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              EFFICIENCY LODGE, INC.


DATE:  August 14, 1997        By:  /s/ W. Ray Barnes
                                   W. Ray Barnes
                                   President and Chief Executive
                                   Officer


DATE:  August 14, 1997        By:  /s/ Roy E. Barnes
                                   Roy E. Barnes
                                   Secretary/Treasurer
                                   (Principal Financial and Accounting
                                   Officer)
                          EXHIBIT INDEX


     Exhibit
     Number              Description

       27           Financial Data Schedule