Form 10QSB
period 1997-09-30
EFFICIENCY LODGE INC
filed 1997-11-14
CIK 92066

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                               FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Shares outstanding of each of the issuer's classes of common equity at November 10, 1997: 1,026,880 shares of Common Stock, $0.10 par value share.

Transitional Small Business Disclosure Format (check one)

Yes / /   No  /x/

PART I - FINANCIAL INFORMATION

ITEM 1  - Financial Statements
                          Efficiency Lodge, Inc.

                        CONSOLIDATED BALANCE SHEET



                                  ASSETS


                                                                    September 30, 1997     December 31, 1996
                                                                    ------------------     -----------------
                                                                                    (Unaudited)

Property and equipment, net                                             $10,468,025           $  8,844,764
Cash                                                                        550,176                159,944
Other assets                                                              1,294,084              1,532,390
                                                                        -----------            -----------
                                                                        $12,312,285           $ 10,537,098
                                                                        ===========           ============


                                                      LIABILITIES AND STOCKHOLDERS' EQUITY



Mortgage notes payable                                                  $11,381,977            $10,038,389
Other liabilities                                                           772,368                503,251
                                                                        -----------            -----------
    Total liabilities                                                    12,154,345             10,541,640

Stockholders' equity
  Common stock                                                              102,688                102,688
  Additional paid-in capital                                                 52,674                 52,674
  Accumulated earnings                                                        2,578               (159,904)
                                                                        -----------            -----------
    Total stockholders' equity                                              157,940                (4,542)
                                                                        -----------            -----------
                                                                        $12,312,285            $10,537,098
                                                                        ===========            ===========
/TABLE

                          Efficiency Lodge, Inc.

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (Unaudited)

                                                      Nine months ended September 30, 1997
                                              ---------------------------------------------------------------
                                                                Additional
                                                Common           paid-in       Accumulated
                                                stock            capital         earnings           Total
                                                ------          ----------     -----------          -----
Balance at January 1, 1997                    $102,688         $  52,674        $ (159,904)        $  (4,542)

Net income for the nine months                    --                --             162,482           162,482
                                              --------          --------        ----------         ---------
Balance at September 30, 1997                 $102,688         $  52,674        $    2,578         $ 157,940
                                              ========         =========        ==========         =========
/TABLE

                          Efficiency Lodge, Inc.

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

            For the Quarters Ending September 30, 1997 and 1996
          For the Nine Months Ended September 30, 1997 and 1996

                                                     Quarter Ended                  Nine Months Ended
                                                 September 30, 1997                 September 30, 1997
                                                  1997             1996            1997            1996
                                             -----------       ----------       -----------      ----------
Revenues                                     $ 1,215,235       $1,079,720       $3,215,538       $3,082,297
Operating expenses                               703,689          614,833        2,049,225        1,761,794
                                             -----------        ---------       ----------        ---------
    Operating income                             511,546          464,887        1,166,313        1,320,503

Other (income) expense, net                      291,527          267,230          897,905          766,543
                                             -----------        ---------       ----------        ---------
    Earning (loss) before income
      taxes                                      220,019          197,657          268,408          553,960

Provision for income taxes                        82,317              --           105,926            --
                                             -----------      -----------       ----------       ----------
    Net earnings (loss)                      $   137,702      $   197,657      $   162,482      $   553,960
                                             ===========      ==========       ===========      ===========
Net earnings (loss) per common
    share                                    $       .13      $    219.62      $       .16      $    615.51
                                             ===========      ==========       ===========      ===========
Weighted average number of
    common shares outstanding                  1,026,880             900        1,026,880              900
                                             ===========      ==========       ===========      ===========
Historical earnings before income
    taxes                                                     $  197,657                        $  553,960

Pro forma income tax expense                                      71,000                           211,000
                                                              ----------                         ---------
Pro forma net earnings                                        $  126,657                        $  342,960
                                                              ==========                        ==========
Pro forma earnings per share                                  $    140.73                       $   391.01
/TABLE

                          Efficiency Lodge, Inc.

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                     Nine months ended September 30,

                                                                        1997                 1996
                                                                    -----------          -----------
Cash flows from operating activities:
  Net earnings (loss)                                               $   162,482          $   553,960
  Adjustments to reconcile net earnings (loss) to
    to net cash provided by operating activities:
       Depreciation and amortization                                    297,389              284,540
     Changes in assets and liabilities:
       Other assets                                                     (96,844)             (54,984)
       Other liabilities                                                269,175              247,763
       Loss on sale of asset                                             46,953                 --
                                                                    ------------           ---------
          Net cash provided by operating activities                     679,155            1,031,279

Cash flows from investing activities:
  Capital expenditures                                               (1,664,794)             (16,534)
  Increase in due from stockholders                                        --                (90,681)
  Increase in advance to affiliate                                      (52,165)            (233,500)
  Proceeds from sale of building                                         84,448                  --
                                                                    ------------           ---------
          Net cash used for investing activities                     (1,632,511)            (340,715)

Cash flows from financing activities:
  Principal payments on long-term debt                                 (318,449)            (255,082)
  Due to stockholders                                                       --               (30,000)
  Cash distributions to stockholders                                        --              (210,000)
  Proceeds from issuance of debt                                      1,700,000                  --
  Payoff of note on building sold                                       (37,963)                 --
                                                                    ------------           ---------
          Net cash provided (used) be financing activities            1,343,588             (495,082)
                                                                    ------------           ---------
Increase (decrease) in cash and cash equivalents                        390,232              195,482

Cash and cash equivalents, beginning of period                          159,944               84,064
                                                                    ------------          ----------
Cash and cash equivalents, end of period                            $   550,176           $  279,546
                                                                    ===========           ==========
Cash paid during the period for interest                            $   888,264           $  732,116
                                                                    ===========           ==========

During the three month period ended March 31, 1997, advances to an affiliate totaling $265,095 were forgiven in connection with the purchase of a facility from the affiliate.

During the three month period ending June 30, 1997, a building was sold which had a cost of $132,626 and accumulated depreciation of $1,225.

                    MANAGEMENT DISCUSSION AND ANALYSIS


   Comparison of fixed assets from December 31, 1996 shows an increase which is attributable to the acquiring and equipping of DeKalb Lodge which opened on March 1, 1997. The assumption of the DeKalb debt at Columbus Bank and Trust was also the reason for the increase in the mortgage debt. The increase in other liabilities compared to December 31 was the result of expenses incurred in the opening of DeKalb Lodge and as result of the merger with Southern Acceptance.

   Revenue for the quarter ending September 30, was $1,215,235 compared to $1,079,720 for the same quarter in 1996. On a store to store basis, excluding DeKalb Lodge which opened in the first quarter of 1997, the revenue for the quarter was $1,004,423 compared to $1,079,720 in the same quarter in 1996. Revenue for the 9 months ending September 30 was $3,215,538 compared to $3,082,297 for the same period in 1996. Excluding DeKalb, the revenue was $2,731,038 compared to $3,082,297 for the same period in 1996. Revenue was down most dramatically in the first quarter, and has stabilized and improved since such time. Decrease in revenue can be attributed to a wet winter, a decrease in construction workers and an end to the Olympics. Overbuilding from the Olympics and the absorption caused by increased competition is also a factor.

   General and Administrative Expenses for the quarter ending September 30 were $1,010,538 compared to $986,182 for the same quarter in 1996. The greatest increase in expenses was an increase in accounting, advertising, maintenance supplies, management fees, repairs and maintenance, subcontractors, and utilities. These increases were connected with the merger with Southern Acceptance which was completed December 31, 1996, the addition of DeKalb Lodge or normal repair and maintenance of the existing lodges.

   Earnings before income tax expense for the quarter was $220,019 compared to $197,657 for the same quarter in 1996. This increase can be attributed to the addition of DeKalb Lodge. Net earnings for the quarter was $137,702 compared to $197,657 for the same quarter in 1996. The decrease can be attributed to income tax expense. In 1996, the company was an S corporation and did not incur a tax expense.

An additional lodge is under construction in Columbus, Georgia financed by Columbus Bank and Trust. Opening is anticipated during the first quarter of 1998.
                      Efficiency Lodge, Inc.

  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               Nine months ended September 30, 1997


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

 The results of operations for the quarter ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year. The interim consolidated financial statements should be read in conjunction with the Company's 1997 consolidated financial statements and related notes.

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

NOTE C - PRO FORMA RESULTS OF OPERATIONS

 On December 31, 1996, the Company merged with Southern
 Acceptance Corporation, Inc. (SAC).   The merger was recorded
 under the purchase method of accounting with ELI being considered the acquiring company. SAC's results of operations have been included in the Company's statement of operations from the date of acquisition. Accordingly, the three accompanying historical results of operations for the nine months ended September 30, 1996 and six months ended September 30, 1996 do not include SAC's results of operations.

 The following pro forma results of operations for the nine months ended September 30, 1996 are unaudited and were prepared under the assumption that the merger with SAC occurred on January 1, 1996 and that the Company was a taxable entity. These pro forma amounts are not necessarily indicative of what the actual results of operations might have been if merger had occurred at the beginning of fiscal year 1996.

   Net earnings                         $   342,960
   Earnings per share                   $    381.07

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


                              EFFICIENCY LODGE, INC.


DATE:  November 10, 1997      By:  /s/ W. Ray Barnes
                                   W. Ray Barnes
                                   President and Chief Executive
                                   Officer


DATE:  November 10, 1997      By:  /s/ Roy E. Barnes
                                   Roy E. Barnes
                                   Secretary/Treasurer
                                   (Principal Financial and Accounting
                                   Officer)