Form 10KSB
period 1997-12-31
EFFICIENCY LODGE INC
filed 1998-04-06
CIK 92066

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-KSB

/X/           Annual Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934
                For the Fiscal Year Ended December 31, 1997

            Transition Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934
                     Commission File Number 000-02290

                         Efficiency Lodge, Inc.
         (Exact name of registrant as specified in its charter)

                Georgia                               58-0898219
     -------------------------------           -----------------------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

         5342 Old Floyd Road, P.O. Box 635, Mableton, GA  30126
        --------------------------------------------------------
          (Address of principal executive office)   (Zip Code)

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     State issuer's revenues for its most recent fiscal year.  $4,377,122.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: as of March 1, 1998, there were 47,805 shares of Common Stock, $0.10 par value, outstanding held by non-affiliates of the issuer, with an aggregate value of $478,050.00 (based upon a value of $10.00 per share, the price at which partial shares were cashed out in the issuer's November 1996, merger -- there is no established trading market for the Common Stock, and the issuer does not know of any sales made in the last sixty days).

     At March 1, 1998, there were issued and outstanding 1,043,683 shares of Common Stock, par value $0.10 per share.

                   DOCUMENTS INCORPORATED BY REFERENCE
     None.

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     Efficiency Lodge, Inc., formerly known as Southern Acceptance Corporation (the "Company"), was incorporated in 1962 as a Georgia corporation, and engaged in the business of real estate sales and development in Georgia. Specifically, the Company purchased or built and operated motels and apartments. In 1974, the Company filed for bankruptcy under Chapter XI of the federal bankruptcy laws. It emerged from bankruptcy in 1980 with a few remaining properties. After selling most of its remaining operating properties in the early 1980s, the Company continued to engage to a limited extent in the purchase and sale of real estate in Georgia. In addition to earning commissions from such real estate sales, the Company earned interest on its notes receivable, rental income from its rental properties, and income from the purchase and sale of investment properties. The principal executive offices of the Company are located at 5342 Old Floyd Road, Mableton, Georgia
30126, and its telephone number at that address is (770) 819-0039.

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

     ELI was formed in January 1993 as the result of the consolidation of five existing companies, each of which operated an extended-stay lodging facility. ELI engaged in the business of developing and owning lodging facilities that offer both temporary and long-term accommodations ("Efficiency Lodges" or "Lodges"). The Company now owns and operates seven Efficiency Lodges, which are located in or near East Point, Douglasville, Atlanta, Dekalb County, Carrollton, Cartersville and Forest Park, Georgia. The Lodges have an aggregate of 822 guest rooms. In the following description of the Company's business, activities and properties, ELI's business, activities and properties, except as otherwise indicated, are described as those of the Company.

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

     For 1997, the overall average occupancy rate for the Company's Lodges was 81.08%, the average weekly rental rate was $143.29 and the revenue per available room was $111.93.

BUSINESS STRATEGY

     The Company intends to (i) develop additional Lodges, (ii) purchase motels for conversion to the Efficiency Lodge format or purchase existing economy extended-stay motels that meet current Company acquisition criteria, and (iii) realize increased lease revenues from growth in room revenues. The Company will focus initially on development and acquisition opportunities available in the Southeastern

United States. The Company may build or acquire additional Lodges by borrowing the funds, by exchanging capital stock, by raising capital through the issuance and sale of equity, or through its cash flow.

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

     On March 1, 1997, Efficiency Lodge of DeKalb, Inc. ("ELI-DeKalb"), a corporation owned by the Company's majority shareholders, Roy Barnes and Ray Barnes, completed construction of a 100-room Lodge in DeKalb County, Georgia and transferred it to the Company. The Company forgave an approximate $283,000 advance to ELI-DeKalb which was used by ELI-DeKalb for acquisition and construction of the Lodge, and the Company assumed all of the obligations with respect to the Lodge, including a $1.7 million mortgage. The Company gave no other consideration. ELI-DeKalb served as a nominee of the Company in connection with this project, not for its own economic benefit. The transfer of the assets and related liabilities are recorded on the Company's books at ELI-DeKalb's cost. As with the other locations, management believes that a working capital loan will not be required, but that the Lodge's operations will fund the debt and operational costs.

   The Company is developing an Efficiency Lodge in Columbus, Georgia, where property has been located and bank financing has been identified. Management believes that the national demand for Lodges far exceeds the current supply, and the Company plans to continue to expand.

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

EMPLOYEES

     As of December 31, 1997, the Company had no employees. Instead, the Company leases approximately 39 full-time employees, including members of management, pursuant to an agreement with Team Staff, Inc. Under the Company's agreement with Team Staff, the Company selects its employees who are hired by Team Staff, which provides administrative services and is responsible for the payment of all employee wages, payroll taxes and employee benefits. The Company also occasionally hires part-time employees through Team Staff. The Company has elected to lease employees to minimize its administrative expenses and to take advantage of economies of scale offered by Team Staff in providing workers' compensation insurance, employee benefits and administrative services. The Company is charged a fee for the employee and administrative services received. The fee is based on the hourly rate of the employee and hours worked plus a percentage of gross wages for payroll taxes, insurance and other benefits. The lease was renewed on June 1, 1997, and may be terminated by the Company on June 1, 1998. The Company believes that its relationship with its leased employees is good.

TRADEMARKS

     The Company has registered the service mark "Efficiency Lodge" in the state of Georgia and with the United States Patent and Trademark Office for hotel and motel services. The registration extends until 2003 and is thereafter renewable for ten-year periods.

CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

          In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements. These statements involve a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Some of these risks might include, but are not limited to, those discussed in "Competition" section above. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in 1998 and any Current Reports on Form 8-K filed by the Company.

YEAR 2000

     The "year 2000 issue" arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail due to an inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00".
The Company is evaluating its computer systems to determine which modifications and expenditures will be necessary to make the systems compatible with year 2000 requirements. The Company believes that its systems will be year 2000 compliant upon implementation of any such modifications.

     The Company currently estimates that the total cost of such modifications will not be significant. However, there can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the systems or operations of the Company.

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

     Each Efficiency Lodge is an economy extended-stay facility with room rates that are typically lower than those charged by most motels and hotels in its market. Although daily rates are available, most guests at the Efficiency Lodges choose to occupy rooms on a weekly basis, at rates which, as of December 31, 1997, ranged from $109 to $149 per week for single occupancy. The Efficiency Lodges are able to charge lower rates because of the elimination of certain amenities found in higher-priced lodging facilities, such as restaurants, cocktail lounges, meeting rooms, retail shops, pools and other large common areas, which the Company has found to be unnecessary for the comfort and enjoyment of its extended-stay guests, and because it uses economical furniture, fixtures and equipment. The Company provides its extended-stay guests with free access to satellite TV, convenience items for sale in the front office, and an on-premises laundry facility.

     Following is information with respect to each of the Lodges owned by the Company:

     EAST POINT LODGE. This two-story Lodge is located at 1275 Norman Berry Drive near East Point, Georgia on approximately two-thirds of an acre. The Lodge has been owned by the Company since 1987. The property, which has 40 guest rooms, is pledged to secure long-term debt of the Company with two lenders with outstanding balances at December 31, 1997, aggregating approximately $778,678. The loans accrue interest at 10.25% annually and mature in 2002.

     DOUGLASVILLE LODGE. This two-story, 148-room Lodge is located in Douglasville, Georgia on Highway 92. The Lodge has been owned by the Company since 1988. The facility is pledged to secure long-term debt to one lender, with an outstanding balance at December 31, 1997, of approximately $1,664,922. The loan accrues interest at 10.50% annually and matures in 2012.

     FULTON LODGE.  This two-story Lodge is located on a approximately
2.77 acres at 4050 Wendell Drive in Atlanta. The Company has owned this 152-room Lodge since 1989. This facility secures debt to two lenders with outstanding balances at December 31, 1997, aggregating approximately $2,267,146. The loans accrue interest at 10.75% annually and mature in 2008.

     FOREST PARK LODGE. This two-story Lodge is located on approximately 2.28 acres in Forest Park, a commercial area of Atlanta. The property has 120 guest rooms and an approximately 2,500 square-foot auxiliary building used for office and retail space and secures long-term debt with an aggregate outstanding balance at December 31, 1997, of approximately $1,745,954. The first mortgage matures in 2016, and the second matures in 1999. The loans accrue interest at 10.25% annually.

     BARTOW LODGE. A two-story, 124-room facility, this Lodge is located on approximately 3.89 acres near Highway 20 in Cartersville, Georgia. The Company has owned this Lodge since July 1995. The property secures debt to three lenders, including the former owner of the property, with outstanding balances at December 31, 1997, aggregating approximately $2,324,810. The first mortgage matures in 2019, and the second matures in 2025. The loans accrue interest at 10.25% annually.

     WEST GEORGIA LODGE. This two-story lodge with 128 guest rooms is located on 4.18 acres on Bankhead Highway in Carrollton, Georgia. The West Georgia Lodge secures long-term debt at December 31, 1997, with an aggregate outstanding balance of approximately $1,284,009. The first mortgage matures in 1997, and the second matures in 1998. The loans accrue interest at 10.50% annually.

     DEKALB LODGE. This 100-room lodge was completed in March 1997 and acquired by the Company at that time. The property secures a 15-year mortgage with an outstanding balance at December 31, 1997, of $1,664,878. The loan matures in 2012 and accrues interest at the rate of prime plus 2%.

     Total debt of the Company as of December 31, 1997, was approximately $11.2 million. The outstanding balances on the notes detailed above at December 31, 1996, total approximately $11.7 million because the Fulton and East Point Lodges are both pledged to secure one note, and the note balance is included in the description of both of the properties above.

     As of December 31, 1997, there were no lease agreements in effect for any of the Lodges, nor any contracts in place to sell any such properties.

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

     No meeting of Shareholders was held during 1997.


                                 PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

     There is no public trading market for the Company's Common Stock. As of January 1, 1998, there were 1,043,683 outstanding shares of Common Stock and approximately 3,000 holders of record of such shares.
Although there are currently no legal or contractual restrictions on the payment of dividends by the Company, the Company has not paid dividends in the last two years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEARS ENDED DECEMBER 31, 1997 AND 1996

     Total assets on December 31, 1997 were $11,846,310, an increase of $1,309,212 from the same date in 1996. This increase can be attributed to the addition of Dekalb Lodge during the first quarter of 1997. Total liabilities on December 31, 1997 were $11,741,874 compared to $10,541,640 at December 31, 1996. This increase of $1,200,234.15 primarily resulted from long term debt incurred as a result of financing the Dekalb Lodge.

     Revenue for the year ending December 31, 1997 was $4,377,122 compared to $3,932,616 for the year ending December 31, 1996, or an increase of $444,506, or 11%. This increase was attributable to the opening of the Dekalb Lodge on February 28, 1996. On a lodge-to-lodge basis, excluding Dekalb Lodge, the 1997 revenue was $3,740,059, or a decrease of $266,171, or 7%. The decrease on a lodge to lodge basis can be attributed to the departure of the Olympics in the Atlanta area and absorption of the excess capacity that resulted from the Olympics, and a wetter and colder winter. The decrease in revenue was worst in the first quarter of 1997, reflecting also the seasonal nature of the extended stay motel market, but it improved during the year. Increased occupancy continued strong during the fourth quarter and has improved during the first two months of 1998 compared to the same period in 1997.

     Operating expenses increased from $2,340,061 in 1996 to $2,818,570 in 1997, or an increase of $478,509. This increase in expenses can generally be divided into expenses related to the opening and operation of the Dekalb Lodge and expenses incurred because of the decision by management to increase the maintenance and repair of existing properties after a period of high occupancy and use. The significant increase in expenses of 1997 compared to 1996 is a result of the following. Advertising expenses in 1997 were $46,836 compared to 1996 advertising expenses of $22,047. This increase was a result of increased advertising of existing properties and advertising associated with the opening of Dekalb Lodge. Cable television expenses were $68,736 in 1997 compared to $56,625 in 1996. The increase was the result of normal price increases and the addition of Dekalb Lodge. Depreciation increased from $362,560 in 1996 to $459,515 in 1997 and was primarily the result of the addition of Dekalb Lodge, including buildings and furniture, fixtures and equipment. Employee lease expense was $705,492 in 1997 compared to $685,810 in 1996 resulting from increased personnel at Dekalb Lodge and the central office.

     Management fees increased from $117,500 in 1996 to $169,487 in 1997. Beginning September 1996, Management fees were paid on a percentage of gross revenue and the increase is attributable to an increase in revenue of the company. Office supplies were $27,550 in 1997 compared to $11,003 in 1996 as a result of the opening of Dekalb Lodge and the normal need for increased supplies in 1997. Repairs and maintenance expenses were $74,659 in 1997 compared to $37,725 in 1996; subcontracting labor expenses associated with cleaning were $11,519 in 1997 compared to $4,153 in 1996; and general subcontract labor was $88,717 in 1997 compared to $19,652 in 1996 all of which increases were the result of management's decision to repair and restore properties which had been worn by high occupancy. The increases in utilities of telephone, electricity and sewerage were all the result of the addition of Dekalb Lodge and normal price increases. Interest expense increased to $1,189,272 in 1997 from $1,084,013 in 1996 as a result of the increased long term debt associated with the construction of Dekalb Lodge. Legal and professional fees increased from $4,290 in 1996 to $22,012 in 1997 primarily as a result of the status of the Company a SEC reporting company as compared to prior years when the Company was not a reporting company.

     During 1997, the Company sold an office building on Pat Mell Road in Smyrna, Georgia, the ownership of which was deemed not consistent with the Company's business or needs. The Company realized a loss of $46,953 on the sale.

     The increased expenses and the decreased revenue on a lodge-to-lodge basis described above led to net income before taxes in 1997 of $342,191 compared to $567,001 in 1996. Net income was $214,126 in 1997 compared to $405,001 in 1996. The Company was a Subchapter S corporation in 1996 and did not have income taxes on operating income in 1996, but did have an expense relating to the change to a taxable corporation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has funded its operations primarily with cash flow from operations. For the year ended December 31, 1997, the Company generated $702,394 in cash flow from operations compared to $1,052,594 for the year ended December 31, 1996. The Company had cash balances of $169,246 and $159,944 at December 31, 1997 and 1996,
respectively.

     Historically, the Company has funded the development of the Lodges principally from borrowings. As of December 31, 1997, the Company had outstanding indebtedness on its seven Lodges of approximately $11.2 million. Debt reduction used cash of approximately $478,000 and $343,000 in 1997 and 1996, respectively, and distributions to shareholders were approximately $107,000 and $210,000 for the same period.

     The Company anticipates building or acquiring additional Lodges in the future and may seek to do so by incurring debt, by exchanging capital stock, through cash flow or by or issuing equity. The Company is in the process of completing a new lodge in Columbus, Georgia, expected to open during the second quarter of 1998. Construction of the lodge has been financed through a loan from Columbus Bank and Trust and through current operating funds of the Company. The Company also has agreed to purchase two other lodges. One would cost approximately $3,000,000, and the other would cost approximately $2,800,000 plus shares of Common Stock equal to 29% of the then-outstanding shares.
Both agreements are conditioned upon the Company obtaining financing, and the Company has not yet secured that financing.

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

YEAR 2000

   The Company utilizes various computer software packages as tools in running its accounting and operations. Management plans to implement any necessary vendor upgrades and modifications to ensure continued functionality with respect to the widely discussed software problems associated with the Year 2000. At present, management does not expect that material incremental costs will be incurred in the aggregate or in any single future year.

FORWARD-LOOKING STATEMENTS

   To the extent the information contained in this discussion and analysis of the consolidated financial statements of the Company and the information included elsewhere in this 1997 Annual Report on Form 10-KSB are viewed as forward-looking statements, the reader is cautioned that various risks and uncertainties exist that could cause actual future results to differ materially from that inferred by the forward-looking statements. Among the risks and uncertainties that should be considered are: (i) dependence on senior management; (ii) risks associated with the lodging industry; (iii) risks associated with compliance with environmental regulations and other government regulations, and (iv) risks associated with financing. The reader is further cautioned that risks and uncertainties may exist that have not been mentioned herein due to their unforeseeable nature, but which, nevertheless, may impact the Company's future operations.

ITEM 7.  FINANCIAL STATEMENTS.

     The response to this item is included herein beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None


                                PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors are elected by the Company's shareholders at annual meetings and serve until their successors are duly elected and qualified. Of the current directors of the Company, two were appointed by the Board of Directors of the Company at the time of the Merger, and the other directors were elected by the shareholders. The Company did not hold a meeting of shareholders in 1997, so the directors of the Company remain on the Board and will continue to serve until their successors are duly elected and qualified. Officers may be elected by the Company's Board of Directors annually, and they serve until their successors are duly elected and qualified. Accordingly, the current officers of the Company are serving until their successors are so elected and qualified


Name (Age)                      Position(s)        Business Experience During the Past Five Years
----------                      -----------        -----------------------------------------------

Roy E. Barnes (48)              Director,          Mr. Roy Barnes has served as a director and Secretary/
                                Secretary and      Treasurer of ELI and its predecessors since 1986.  An
                                Treasurer          attorney, he is a partner with Barnes, Browning, Tanksley
                                                   & Casurella and has served as a member of the Georgia
                                                   State Legislature since 1975.  He is also a director of
                                                   Georgia State Bank and Community Financial Corporation.

W. Ray Barnes (57)              Director,          Mr. Ray Barnes has served as a director, President
                                President          and Chief Executive Officer of ELI and its predecessors
                                and Chief          since 1986.  Mr. Barnes has owned and operated Barnes
                                Executive          Store in Mableton, Georgia since 1954.  He is also a
                                Officer            director of Georgia State Bank and Community Financial
                                                   Corporation.

Arthur L. Crowe, Jr. (72)       Director           Mr. Crowe has served as a director of the Company since
                                                   1994.  Mr. Crowe, an attorney, has maintained a solo
                                                   practice since 1989, and also currently serves as counsel
                                                   with the law firm of Cauthorn & Phillips, P.C. in Marietta,
                                                   Georgia.

Joseph A. Cochran (66)          Director           Mr. Cochran has been a director of the Company and its
                                                   affiliates, Piedmont Southern Co., Pacemaker Properties, Inc.,
                                                   Ramco Inns of Georgia, Inc., SAC Building, Piedmont Southern
                                                   Insurance Agency and SAC Holdings, since 1966 and President of each of the foregoing affiliates since 1990.  Mr. Cochran, an attorney, has been a member of the law firm of Cochran Camp &
                                                   Snipes since 1966.

Ken F. Thigpen (56)             Director           Mr. Thigpen has served as a director of the Company, Piedmont
                                                   Southern Co., Pacemaker Properties, Inc., Ramco Inns of Georgia,
                                                   Inc., SAC Building, Piedmont Southern Insurance Agency, and SAC
                                                   Holdings since 1994, and as a director of ELI since 1994.  Mr.
                                                   Thigpen has been President and Chief Executive Officer of Georgia
                                                   State Bank since 1990.

Dr. Roy W. Sweat, D.C. (69)     Director           Dr. Sweat has been a director of the Company, Piedmont Southern
                                                   Co., Pacemaker Properties, Inc., Ramco Inns of Georgia, Inc.,
                                                   SAC Building, Piedmont Southern Insurance Agency, and SAC Holdings
                                                   since 1963 and Vice President of each of the foregoing affiliates since 1990.  Dr. Sweat, a chiropractor, is president of Sweat
                                                   Chiropractic Clinic, P.C.

     Roy and Ray Barnes are brothers; otherwise, there are no family relationships between any of the current directors or executive officers of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, each executive officer, director and beneficial owner of 10% or more of the Company's Common Stock is required to file certain forms with the Securities and Exchange Commission. A report of beneficial ownership of the Company's Common Stock on Form 3 is due at the time such person becomes subject to the reporting requirement and a report on Form 4 or 5 must be filed to reflect changes in beneficial ownership occurring thereafter. The Company believes that all filing requirements applicable to its officers and directors were complied with during the 1997 fiscal year, except Roy E. Barnes and W. Ray Barnes inadvertently failed to file their Forms 3 as soon as required under the rules.


ITEM 10.  EXECUTIVE COMPENSATION.

MANAGEMENT COMPENSATION

The following table sets forth the compensation paid to Ray Barnes, chief executive officer of ELI.

                       Summary Compensation Table

                                       Annual Compensation
                                     ----------------------
                Name and Principal
                Position                Year     Salary         Other <F1>
                ----------------------------------------------------------
                Ray Barnes,             1997    $ 50,000      $  169,487
                President and Chief     1996    $ 50,000      $  117,500
                Executive Officer

_______________
[FN]
<F1> Ray Barnes, doing business as Barnes Store, is paid a fee for management of the Company's properties.  See Item 12 -- "Certain
Relationships and Related Transactions."


DIRECTORS' COMPENSATION

Directors of the Company received $250 for each meeting of the Board of Directors attended in 1997.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

PERSONS BENEFICIALLY OWNING GREATER THAN FIVE PERCENT OF THE COMPANY'S COMMON STOCK

The following table sets forth the persons known by the Company to own beneficially more than five percent of the Company's voting securities.

                  Name and Address of      Amount and Nature         Percent of
Title of Class    Beneficial Owner         of Beneficial Owner       Common Stock
--------------    -------------------      -------------------       ------------

Common Stock      Roy E. Barnes                 496,195                  47.5 %
                  4841 Brookwood Drive
                  Mableton, GA  30059

Common Stock      W. Ray Barnes                 496,195                  47.5
                  1680 Seayes Road
                  P.O. Box 21
                  Mableton, GA  30059


SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information regarding beneficial ownership of the Company's common stock by management of the Company, as reflected in the stock records of the Company or provided to the Company by the beneficial owners.


  Name and Address        Amount and Nature                  Percent of
of Beneficial Owner      of Beneficial Owner                Common Stock
-------------------      -------------------                ------------

Roy E. Barnes                     496,195                      47.5%
4841 Brookwood Drive
Mableton, GA  30059

W. Ray Barnes                     496,195                      47.5%
1680 Seayes Road
P.O. Box 21
Mableton, GA  30059

Arthur L. Crowe, Jr.                  211                        *
567 Colston Road
Marietta, GA  30014

Joseph A. Cochran                     347                        *
2950 Atlanta Street
Smyrna, GA  30080

Ken F. Thigpen                        223                        *
2572 Oakwood Trace
Smyrna, GA  30080

Dr. Roy W. Sweat, D.C.              2,707                        *
4735 River Court
Duluth, GA  30155

All officers and                  995,878                      95.4%
directors as a group

____________
* Less than one percent

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has in place a management agreement with W. Ray Barnes (doing business as Barnes Store) pursuant to which Mr. Barnes provides management of the Company's properties in exchange for 4% of gross revenues of the Company less hotel/motel taxes and sales taxes. The agreement may be cancelled by either party upon 60 days notice. In 1997, the Company paid $169,487 to Mr. Barnes for such management services.

The Company entered into an Agreement for Sales and Purchase of Goods, effective September 1, 1996, with W. Ray Barnes (doing business as Barnes Store) pursuant to which Mr. Barnes furnishes merchandise and supplies at distributor's price plus 1% for the maintenance of the Company's facilities and for the construction of new units to the extent such merchandise and supplies are available to Mr. Barnes through Barnes Store's purchasing agreement with wholesalers. The agreement is cancelable by either party upon 60 days notice. In 1997, the Company purchased maintenance supplies totaling $172,347 from Mr. Barnes.

Roy E. Barnes leases an office building to the Company wherein the Company maintains its executive offices. The lease is for one year and expires on September 1, 1998. Rental is $700 per month.

As of December 31, 1997, the Company had a non-interest bearing payable of $100,010 due to one of its majority shareholders and a non-interest bearing, non-secured receivable of one of the majority shareholders in the amount of $240,960. There are no specified repayment terms for that payable or that receivable.

Another note receivable of Ray Barnes, a majority shareholder, in the principal amount of $464,016 (plus accrued interest of $95,606) bears interest at 7% and matures on August 18, 2012. Monthly payments of $4,224.50 began September 25, 1997.

The Company advanced funds to two companies owned by the two majority shareholders for the construction of new lodges for the Company. The Company agreed to purchase the lodges upon completion at an amount equal to the construction costs. One such lodge was completed in March 1997, and the Company forgave approximately $283,000 that had been advanced on that project. As of December 31, 1997, advances totaling approximately $179,000 was due on the other project.

The law firm of Barnes, Browning, Tanksley and Casurella, in which Roy
E. Barnes is a member, performs general legal services for the Company at standard rates. Fees during 1997 were less than $5,000.


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

3.1 Restated and Amended Articles of Incorporation of the Company.

3.1.1 Certificate of merger dated December 31, 1996 (incorporated by reference to Exhibit 3.1.1 of the Company's Annual Report on form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Commission on April 15, 1997).

3.2              Bylaws of Efficiency Lodge, Inc., as amended.

4.1              See Exhibits 3.1 and 3.2 for provisions of
                 Articles of Incorporation and Bylaws, as amended, which define the rights of the holders of Common Stock of the Company.

21.0 Subsidiaries of the Registrant (incorporated by reference to the Company's 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on April 9, 1996).

27.0             Financial Data Schedule


          b) REPORTS ON FORM 8-K. No reports on form 8-K were filed during the last quarter of the period covered by this report.

              CONSOLIDATED FINANCIAL STATEMENTS AND
                       REPORT OF INDEPENDENT
                   CERTIFIED PUBLIC ACCOUNTANTS
                      EFFICIENCY LODGE, INC.
                        December 31, 1997



                         C O N T E N T S


                                                                 Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS               F-2

FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEET                                   F-3

    CONSOLIDATED STATEMENTS OF EARNINGS                          F-4

    STATEMENT OF STOCKHOLDERS' EQUITY                            F-5

    CONSOLIDATED STATEMENTS OF CASH FLOWS                        F-6

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   F-8

        Report of Independent Certified Public Accountants




Board of Directors and Stockholders
Efficiency Lodge, Inc.

    We have audited the accompanying consolidated balance sheet of Efficiency Lodge, Inc. (a Georgia Corporation) and subsidiaries as of December 31, 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Efficiency Lodge, Inc. and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/ Grant Thornton LLP
GRANT THORNTON LLP

Atlanta, Georgia
February 4, 1998

            Efficiency Lodge, Inc. and Subsidiaries

                    CONSOLIDATED BALANCE SHEET

                        December 31, 1997

                             ASSETS
Property and equipment, net (note B)                        $  10,197,674
Cash                                                              169,246
Inventory                                                          33,920
Due from stockholder (note F)                                     240,960
Note receivable - stockholder (note C)                            464,016
Interest receivable - stockholder (note C)                         95,606
Advances to affiliates (note F)                                   178,747
Loan fees, net of accumulated amortization (note D)               341,838
Other assets                                                      124,303
                                                            -------------
                                                            $  11,846,310
                                                            =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Mortgage notes payable (note E)                           $  11,222,325
  Accounts payable                                                 50,851
  Customer deposits                                                26,576
  Due to stockholder (note F)                                     100,010
  Other liabilities                                               180,112
  Deferred taxes (note H)                                         162,000
                                                            -------------
         Total liabilities                                     11,741,874

STOCKHOLDERS' EQUITY
  Common stock - $.10 par value, 7,500,000 shares
    authorized; 1,043,683 shares issued and outstanding           104,368
  Additional paid-in capital                                       52,674
  Accumulated deficit                                             (52,606)
                                                            -------------
                                                                  104,436
                                                            -------------
                                                            $  11,846,310
                                                            =============

The accompanying notes are an integral part of this statement.

            Efficiency Lodge, Inc. and Subsidiaries

             CONSOLIDATED STATEMENTS OF EARNINGS

                    Years ended December 31,

                                                                                   1997               1996
                                                                                   ----               ----
Revenue                                                                       $  4,377,122     $   3,932,616

Operating expenses                                                               2,818,570         2,340,061
                                                                                 ---------         ---------
         Operating profit                                                        1,558,552         1,592,555

Other expense (income)
  Interest income                                                                 (33,881)          (33,703)
  Interest expense                                                               1,189,272         1,084,013
  Other, net                                                                        60,970          (24,756)
                                                                                 ---------         ---------
                                                                                 1,216,361         1,025,554
                                                                                 ---------         ---------
         Net earnings before income taxes                                          342,191           567,001

Effect of change in income tax status (note H)                                           -           162,000
Income tax expense (note H)                                                        128,065                 -
                                                                                 ---------         ---------
         Net earnings                                                         $    214,126     $     405,001
                                                                                 =========         =========

Earnings per common share - basic                                             $        .21     $         .42
                                                                                 =========         =========

Historical earnings before income taxes                                                        $     567,001

Pro forma income tax expense                                                                         215,000
                                                                                                    --------
Pro forma net earnings (note H)                                                                $     352,001
                                                                                                    ========
Pro forma net earnings per share                                                               $         .36
                                                                                                    ========

The accompanying notes are an integral part of these statements.

           Efficiency Lodge, Inc. and Subsidiaries

              STATEMENT OF STOCKHOLDERS' EQUITY

            Years ended December 31, 1997 and 1996


                                              Common stock
                                        ----------------------        Additional
                                        Number of                       paid-in        Accumulated
                                         shares      Par Value          capital          deficit           Total
                                        ---------    ---------        ----------       -----------         -----
Balance at December 31, 1995,
  par value $1.00 per share                  900     $     900        $     -          $  (354,905)    $ (354,005)

Net earnings for the year                   -              -                -              405,001        405,001

Distribution to shareholders of
  record on December 31, 1995               -              -                -             (210,000)      (210,000)

Issuance of stock for merger with
  Southern Acceptance Corporation,
  par value $0.10 per share (note I)   1,025,980       101,788           52,674               -           154,462
                                       ---------       -------          -------          ----------      --------
Balance at December 31, 1996           1,026,880       102,688           52,674           (159,904)        (4,542)

Net earnings for the year                   -              -                -              214,126        214,126

Dividends to shareholders of
  record on December 30, 1996               -              -                -             (106,828)      (106,828)

Issuance of stock related to the
  merger with Southern
  Acceptance Corporation,
  par value $0.10 per share (note I)      16,803         1,680              -                  -            1,680
                                       ---------       -------          -------           --------        -------
                                       1,043,683      $104,368         $ 52,674          $ (52,606)      $104,436
                                       =========       =======          =======           ========        =======




The accompanying notes are an integral part of this statement.

            Efficiency Lodge, Inc. and Subsidiaries

             CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Years ended December 31,

                                                                                    1997              1996
                                                                                    ----              ----
Increase (Decrease) in Cash

Cash flows from operating activities
  Net earnings                                                                 $   214,126      $    405,001
  Adjustments to reconcile net earnings
    to net cash provided by operating activities
      Depreciation and amortization                                                477,082           379,462
      Loss on sale of assets                                                        46,953                -
      Changes in assets and liabilities
         Increase in interest receivable                                           (14,067)          (22,900)
         Increase in inventories                                                    (7,948)           (2,361)
         Increase in other assets                                                  (31,730)          (15,627)
         Increase (decrease) in accounts payable                                    (5,766)          137,474
         Increase in customer deposits                                               6,569             9,545
         Increase in other liabilities                                              55,175                 -
         Increase (decrease) in deferred taxes                                     (38,000)          162,000
                                                                                ----------         ---------
           Net cash provided by operating activities                               702,394         1,052,594

Cash flows from investing activities
  Purchases of property and equipment                                           (1,661,223)          (16,533)
  Advances to stockholder                                                                -          (111,246)
  Advances to affiliates                                                           (71,154)         (383,713)
  Other                                                                             52,468            17,731
                                                                                ----------         ---------
           Net cash used by investing activities                                (1,679,909)         (493,761)

Cash flows from financing activities
  Proceeds from notes payable                                                    1,700,000           100,000
  Payments made on notes payable                                                  (478,101)         (342,953)
  Payments for loan origination costs                                             (128,254)                -
  Distributions made to stockholders                                              (106,828)         (210,000)
  Payments made on due to stockholder                                                    -           (30,000)
                                                                                ----------         ---------
           Net cash provided (used) by
             financing activities                                                  986,817         (482,953)
                                                                                ----------         ---------

            Efficiency Lodge, Inc. and Subsidiaries

                 Years ended December 31,

                                                                                    1997              1996
                                                                                    ----              ----
Net increase in cash                                                                 9,302            75,880

Cash at beginning of year                                                          159,944            84,064
                                                                                ----------         ---------
Cash at end of year                                                            $   169,246      $    159,944
                                                                                ==========         =========

Supplemental cash flow information

    Cash paid during the year for interest                                     $ 1,104,811      $    999,552
                                                                                ==========         =========

Noncash investing and financing activities

 During 1996, assets totaling $250,836 were acquired and liabilities totaling $96,374 were assumed in connection with the merger with Southern Acceptance Corporation described in Note I.

 During 1997, the Company issued an additional 16,803 shares in connection with the December 1996 merger with Southern
 Acceptance Corporation.

 During 1997, the Company forgave a receivable of $282,602 as part of the purchase of a lodge facility.

 During 1997, the Company sold a building. As part of the transaction, the purchaser assumed the remaining debt of $37,963.



The accompanying notes are an integral part of these statements.

             Efficiency Lodge, Inc. and Subsidiaries

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 1997 and 1996


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

 8.  Earnings Per Share
     ------------------

 The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share.

 Earnings per share is computed based upon the weighted average number of shares outstanding during the period. As a result of the merger described in Note I, the Company's 900 outstanding shares were exchanged for 975,536 shares. Accordingly, the weighted average number of shares reflected herein have been restated to reflect this exchange as of January 1, 1996. The weighted average number of shares is 1,043,683 and 975,536 for 1997 and 1996, respectively.

 There are no outstanding potentially dilutive securities.
 Accordingly, earnings per common share assuming dilution is the same as basic earnings per common share.

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

NOTE B - PROPERTY AND EQUIPMENT

 Property and equipment consists of the following as of December 31, 1997:

                                           Depreciable
                                              lives
                                           -----------
    Buildings and improvements              31-39 years                                        $  10,263,523
    Furniture and equipment                   5-7 years                                            1,266,565
                                                                                                 -----------
                                                                                                  11,530,088

    Less accumulated depreciation                                                                 (2,898,860)
                                                                                                 -----------
                                                                                                   8,631,228

    Land                                                                                           1,566,446
                                                                                                 -----------
                                                                                               $  10,197,674
                                                                                                 ===========

NOTE C - NOTE RECEIVABLE - STOCKHOLDER

 The $464,016 note receivable from stockholder bears interest at 7%, matures on September 25, 2012 and is uncollateralized. Accrued interest on this note totalled $95,606 as of December 31, 1997.
 Interest income on this note totalled $32,848 and $32,900 for the years ended December 31, 1997 and 1996, respectively.


NOTE D - LOAN FEES

 Loan fees were as follows as of December 31, 1997:

          Loan fees                                                                             $   533,775
      Less: accumulated amortization                                                                191,937
                                                                                                   --------
      Net loan fees                                                                             $   341,838
                                                                                                   ========

NOTE E - MORTGAGE NOTES PAYABLE

  Mortgage notes payable at December 31, 1997 consists of the following notes payable collateralized by all of the Company's real property.

      Variable rate notes - 10.5% to 11.00%,
         payments of principal and interest totalling
         $128,952 per month, maturing on various
         dates through 2019                                                                      $10,142,777

      Fixed rate notes - 10%, payments of principal
         and interest totalling $9,732 per month,
         maturing on various dates through 2025                                                     1,079,548
                                                                                                  -----------
                                                                                                 $ 11,222,325
                                                                                                  ===========

  Future maturities of long-term debt as of December 31, 1997 are as follows:

         1998                                                                                   $     571,784
         1999                                                                                       1,633,398
         2000                                                                                         435,557
         2001                                                                                         473,715
         2002                                                                                       1,912,122
         Thereafter                                                                                 6,195,749
                                                                                                   ----------
                                                                                                $  11,222,325
                                                                                                   ==========

NOTE F - RELATED PARTY TRANSACTIONS

 Management fees of $169,487 and $117,500 were paid in 1997 and 1996, respectively, to a stockholder. The Company entered into an agreement for management services with this stockholder effective September 1, 1996. Under the agreement, the Company will pay four percent of gross revenues less certain taxes for management services provided by the stockholder. This agreement has no specified expiration date and may be terminated at any time by either party.

 As of December 31, 1997, $100,010 was due to a stockholder.
 This payable is non-interest bearing and has no specified repayment terms.

 As of December 31, 1997, $240,960 was due from a stockholder.
 This unsecured receivable is non-interest bearing and has no specified repayment terms.

 During 1997 and 1996, the Company purchased maintenance supplies totalling $172,347 and $89,400, respectively, from a stockholder.

 As of December 31, 1997, advances totaling $178,747 were due from a company owned by two stockholders. This related company is in the process of constructing a lodge for the Company. The Company has agreed to purchase the lodge upon completion at an amount equal to the cost to construct the lodge. The estimated cost to construct the lodge is approximately $2,000,000.


NOTE G - FINANCIAL INSTRUMENTS

 The carrying amounts of cash and advances to affiliates approximate their fair value as they reprice in approximately one year or less.

 The carrying amount of mortgage notes payable is a reasonable estimate of their fair value based on the variable term borrowing rates currently available to the Company for loans with similar terms.

 Due to the terms and conditions related to the amounts due from a stockholder, it is not practicable to estimate the fair value of the receivables from the stockholder.


NOTE H - INCOME TAXES

 Prior to December 31, 1996, the Company operated under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company did not pay federal and state income taxes. Instead, the stockholders were taxed on their proportionate share of the Company's taxable income.
 Therefore, no provision for federal and state income tax expense has been included in the accompanying statements of earnings for 1996. Pro forma income tax expense, net earnings and earnings per share are presented on the accompanying statement of earnings for 1996 to reflect the effect of federal and state income tax expense assuming the Company was a taxable entity.

 Due to the merger discussed in Note I, the Company no longer qualifies as a Subchapter S corporation. Accordingly, a deferred tax liability and an expense of $162,000 was recorded in 1996 to account for the difference between the net income tax basis of the Company's assets and liabilities and the amounts reported in the Company's financial statements. Income tax expense for 1997 of approximately $128,000 consists of $166,000 current expense and $38,000 deferred benefit. This expense differs from the expense based on the Federal statutory rate due primarily to state income taxes. At December 31, 1996 and 1997, the Company's deferred tax liability is due solely to the difference between the income tax basis of property and equipment and the amount reported in the financial statements.

NOTE I - MERGER AND ACQUISITION

 Merger with Southern Acceptance Corporation
 -------------------------------------------

 On December 31, 1996, Efficiency Lodge, Inc. (ELI) merged with Southern Acceptance Corporation, Inc. (SAC). Pursuant to the merger, SAC shareholders received one share of the surviving corporation's common stock for each one hundred shares of SAC's common stock. Each shareholder of SAC otherwise entitled to receive a fractional share, received, in lieu thereof, a cash payment of $.10 for each unconverted share of SAC common stock held by the shareholder. In addition, 975,536 shares of the surviving corporation's common stock were issued in exchange for the 900 outstanding shares of ELI's common stock. Pursuant to the terms of the merger, SAC is the surviving corporation and changed its name to Efficiency Lodge, Inc.

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

     Property and equipment                 $ 132,626
     Note receivable                          100,000
     Cash                                      17,731
     Other assets                                 479
     Note payable                             (38,943)
     Other liabilities                        (19,431)
     Deferred taxes                           (38,000)
                                             ---------
                                            $ 154,462
                                             ========


 The following unaudited pro forma results of operations for 1996 were prepared under the assumption that the merger with SAC occurred at the beginning of 1996 and that the Company was a taxable entity. These pro forma amounts are not necessarily indicative of what the actual results of operations might have been if the transaction had occurred at the beginning of fiscal year 1996.


                                                  1996
                                                  ----
     Revenue                                  $ 3,957,187

     Net earnings                             $   266,412

     Earnings per share                       $       .26

NOTE J - COMMITMENTS

 The Company has entered into purchase agreements for two
 lodges.   The cost to purchase the first lodge is $3,000,000.
 The cost of the second lodge is $2,800,000 plus 29% of the outstanding shares of the Company. The purchase of these lodges is contingent on the Company obtaining financing for these acquisitions.

                               SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Company duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           EFFICIENCY LODGE, INC.



                                           By: /s/ W. Ray Barnes
                                              --------------------------
                                               W. Ray Barnes
                                               President and Chief
                                               Executive Officer

                                           Date:  March 26, 1998



   In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.


       Signature                         Position                     Date
       ---------                         --------                     ----
/s/ W. Ray Barnes                President and Chief            Date: March 26, 1998
-------------------------        Executive Officer
W. Ray Barnes                    and Director
                                 (Principal Executive
                                 Officer)

/s/ Roy E. Barnes                Secretary/Treasurer            Date: March 26, 1998
-------------------------        and Director (Principal
Roy E. Barnes                    Financial and Accounting
                                 Officer)

/s/ Arthur L. Crowe, Jr.         Director                       Date: March 26, 1998
------------------------
Arthur L. Crowe, Jr.


/s/ Joseph A. Cochran            Director                       Date: March 26, 1998
------------------------
Joseph A. Cochran


/s/ Ken F. Thigpen               Director                       Date: March 26, 1998
------------------------
Ken F. Thigpen


/s/ Roy W. Sweat                 Director                       Date: March 26, 1998
------------------------
Roy W. Sweat


                     EXHIBIT INDEX



Exhibit No.             Description of Exhibit


   3.1 Restated and Amended Articles of Incorporation of the Company

   3.2                  Bylaws of Efficiency Lodge, Inc., as amended

  21.0 Subsidiaries of the Registrant (incorporated by reference to the Company's 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on April 9, 1996).

  27.0                  Financial Data Schedule (for SEC use only)

