Form 10QSB
period 1998-03-31
EFFICIENCY LODGE INC
filed 1998-05-21
CIK 92066

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                               FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Shares outstanding of each of the issuer's classes of common equity at December 31, 1997: 1,043,683 shares of Common Stock, $0.10 par value share.

Transitional Small Business Disclosure Format (check one)

Yes / /   No  /x/

PART I - FINANCIAL INFORMATION

ITEM 1  - Financial Statements


                       Efficiency Lodge, Inc.

                     CONSOLIDATED BALANCE SHEET


                                          ASSETS


                                                          March 31, 1998      December 31, 1997
                                                          --------------      -----------------
                                                           (Unaudited)
Property and equipment, net                                 $10,471,252            $10,197,674
Cash                                                            406,893                169,246
Other assets                                                  1,169,370              1,479,390
                                                            -----------            -----------
                                                            $12,047,515            $11,846,310
                                                            ===========            ===========

                            LIABILITIES AND STOCKHOLDERS  EQUITY



Mortgage notes payable                                      $11,087,713            $11,222,325
Other liabilities                                               665,688                519,549
                                                            -----------            -----------
    Total liabilities                                        11,753,401             11,741,874

Stockholders' equity
  Common stock                                                  104,368                104,368
  Additional paid-in capital                                     52,674                 52,674
  Accumulated earnings                                          137,072                (52,606)
                                                            -----------            -----------
    Total stockholders' equity                                  294,114                104,436
                                                            -----------            -----------
                                                            $12,047,515            $11,846,310
                                                            ===========            ===========
/TABLE

                       Efficiency Lodge, Inc.

              CONSOLIDATED STATEMENT OF STOCKHOLDERS  EQUITY
                             (Unaudited)

                    Three months ended March 31, 1998



                                                            Additional
                                           Common            paid-in        Accumulated
                                            stock            capital          earnings           Total
                                           --------         -----------     -----------         --------
Balance at January 1, 1998                 $104,368         $  52,674        $  (52,606)        $104,436

Net income for the three months               --                --              189,678          189,678
                                           --------         ---------         ---------         --------
Balance at March 31, 1998                  $104,368         $  52,674        $  137,072         $294,114
                                           ========         =========        ==========         ========
/TABLE

                       Efficiency Lodge, Inc.

               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

          For the Quarter Ending March 31, 1998 and 1997
        For the Three Months Ended March 31, 1998 and 1997



                                                         Quarter Ended                Three Months Ended
                                                           March 31,                        March 31,
                                                   1998             1997             1998             1997
                                               ----------       ----------       ----------       ----------
Revenues                                       $1,194,198       $  859,902       $1,194,198       $  859,902
Operating expenses                                653,259          683,087          653,259          683,087
                                               ----------       ----------       ----------       ----------

    Operating income                              540,939          176,815          540,939          176,815

Other (income) expense, net                       299,144          271,256          299,144          271,256
                                               ----------       ----------       ----------       ----------
    Earning (loss) before income
      taxes                                       241,795          (94,441)         241,795          (94,441)

Provision for income taxes                         52,117           35,000           52,117           35,000
                                               ----------       ----------       ----------       ----------
    Net earnings (loss)                        $  189,678       $  (59,441)      $  189,678       $  (59,441)
                                               ==========       ==========       ==========       ==========
Net earnings (loss) per common
    share                                      $      .18       $    (0.06)      $      .18       $    (0.06)
                                               ==========       ==========       ==========       ==========
Weighted average number of
    common shares outstanding                   1,043,683        1,026,800        1,043,683        1,026,880
                                               ==========       ==========       ==========       ==========


                                                             Efficiency Lodge, Inc.

                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   (Unaudited)

                                                          Three months ended March 31,

                                                                        1998                   1997
                                                                    ----------           --------------
Cash flows from operating activities:
  Net earnings (loss)                                               $   189,678          $     (59,441)
  Adjustments to reconcile net earnings (loss) to
    to net cash provided by operating activities:
       Depreciation and amortization                                    106,048                 95,547
       Changes in assets and liabilities:
         Other assets                                                   (31,816)              (90,923)
         Other liabilities                                              146,138               113,718
                                                                     ----------            ----------
           Net cash provided by operating activities                    410,048                58,901

Cash flows from investing activities:
  Capital expenditures                                                  (37,789)           (1,662,016)

          Net cash used for investing activities                        (37,789)           (1,662,016)
                                                                     ----------            ----------
Cash flows from financing activities:
  Principal payments on long-term debt                                 (134,612)             (104,193)
  Proceeds from issuance of debt                                          --                1,700,000

          Net cash provided (used) be financing activities             (134,612)            1,595,807
                                                                     ----------            ----------

Increase (decrease) in cash and cash equivalents                        237,647                (7,308)

Cash and cash equivalents, beginning of period                          169,246               159,944
                                                                     ----------            ----------

Cash and cash equivalents, end of period                            $   406,893          $    152,636
                                                                     ==========            ==========

Cash paid during the period for interest                            $   311,740          $    271,061
                                                                     ==========            ==========

                            Efficiency Lodge, Inc.
   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   Three months ended March 31, 1998


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

     The results of operations for the quarter ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year. The interim consolidated financial statements should be read in conjunction with the Company's 1997 consolidated financial statements and related notes.

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

NOTE C - PRO FORMA RESULTS OF OPERATIONS

     The following pro forma results of operations for the three months ended March 31, 1998 are unaudited and were prepared under the assumption that the Company was a taxable entity.


          Net earnings        $   189,678
          Earnings per share  $       .18

Item 2.  Management Discussion and Analysis

     Total assets increased during the first quarter from $11,846,310 on December 31, 1997 to $12,047,535 on March 31, 1998.
This increase is primarily the result of increase in cash from $169,246 to $406,893 during the same period.

     Revenue increased during the first quarter from $859,902 in the first quarter of 1997 to $1,194,198 in 1998. This increase can be attributed to two factors. First, increased occupancies in existing facilities and secondly, the addition of a new lodge in DeKalb County, Georgia that had revenue only for one month in the first quarter during 1997. Operating expenses decreased in the first quarter from $683,087 in 1997 to $653,259 in 1998. This decrease is primarily attributable to the one time start up expenses of DeKalb Lodge in 1997. As a result of the increased revenue and decreased expenses, operating income during the first quarter of 1998 was $540,939 compared to $176,815 for the same period in 1997. Other expenses increased from $271,256 in the first quarter of 1997 to $299,144 in 1998 which was primarily attributable to the increased expense of the additional lodge. Earnings before taxes was $241,795 compared to ($84,441) during the same period in 1997. Net earnings was $189,678 for the first quarter of 1998 compared to ($59,441) in the first quarter of 1997. Improved earnings was again the result of increased revenue and decreased operating expenses.

     Occupancies continue to be strong after recovery during the year 1997. A new lodge is substantially complete in Columbus, Georgia. Wet weather has delayed construction and especially the paving of the parking lot. It is anticipated that the Columbus lodge will be open within 60 days. The costs incurred in the construction of the Columbus lodge have been incurred by a corporation owned by the two controlling shareholders of the Company, except for $178,747 which has been loaned by the Company. Upon completion and a permanent financing, the ownership of such corporation will be transferred to the Company at no profit to the controlling shareholders. A contract has been entered into by the Company to purchase for cash an existing lodge and to purchase an additional lodge for cash and stock. These transactions are contingent on financing and no closing date has been set.

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


                              EFFICIENCY LODGE, INC.


DATE:  May 15, 1998           By:  _______________________________
                                   W. Ray Barnes
                                   President and Chief Executive
                                   Officer


DATE:  May 15, 1998           By:  _______________________________
                                   Roy E. Barnes
                                   Secretary/Treasurer
                                   (Principal Financial and Accounting
                                   Officer)