Form 10-Q
period 1998-06-30
EFFICIENCY LODGE INC
filed 1998-08-14
CIK 92066

EFFICIENCY LODGE, INC. FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                           FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998

                                OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT

For the transition period from _____________ to ____________

                 Commission File Number 000-02290

                       EFFICIENCY LODGE, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

         Georgia                             58-0898219
----------------------------             -------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes / X / No /     /

Shares outstanding of each of the issuer's classes of common equity at June 30, 1998: 1,043,683 shares of Common Stock,
$0.10 per value share.

Transitional Small Business Disclosure Format (check one)

Yes /     /    No /  X  /
                      Efficiency Lodge, Inc.

                    CONSOLIDATED BALANCE SHEET


                              ASSETS


                                                  June 30, 1998    December 31, 1997
                                                  -------------    -----------------
                                                   (Unaudited)

Property and equipment, net                         $10,428,343       $10,197,674
Cash                                                    561,114           169,246
Other assets                                          1,206,832         1,479,390
                                                    -----------       -----------

                                                    $12,196,289       $11,846,310
                                                    ===========       ===========


                  LIABILITIES AND STOCKHOLDERS' EQUITY


Mortgage notes payable                              $10,977,311       $11,222,325
Other liabilities                                       729,278           519,549
                                                    -----------       -----------

    Total liabilities                                11,706,589        11,741,874

Stockholders' equity
  Common stock                                          104,368           104,368
  Additional paid-in capital                             52,674            52,674
  Accumulated earnings                                  332,658           (52,606)
                                                    -----------       -----------

    Total stockholders' equity                          489,700           104,436
                                                    -----------       -----------

                                                    $12,196,289       $11,846,310
                                                    ===========       ===========
/TABLE

                      Efficiency Lodge, Inc.

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (Unaudited)

                  Six months ended June 30, 1998

                                                            Additional
                                            Common            paid-in       Accumulated
                                             stock            capital          earnings          Total
                                           --------         -----------     ------------       --------
Balance at January 1, 1998                 $104,368         $  52,674        $ (52,606)        $104,436

Net income for the six months                 --                 --            385,264          385,264
                                           --------         ---------        ---------         --------
Balance at June 30, 1998                   $104,368         $  52,674        $ 332,658         $489,700

                      Efficiency Lodge, Inc.

              CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)

           For the Quarter Ending June 30, 1998 and 1997
          For the Six Months Ended June 30 1998 and 1997

                                                   Quarter Ended                    Six Months Ended
                                                       June 30,                           June 30,
                                                1998             1997             1998             1997
                                             ----------       ----------       -----------      ----------
Revenues                                     $1,214,586       $1,141,640       $2,408,784       $2,000,303
Operating expenses                              633,433          662,449        1,286,692        1,345,536
                                             ----------       ----------       ----------       ----------

    Operating income                            581,153          479,191        1,122,092          654,767

Other (income) expense, net                     280,712          336,361          577,140          606,378
                                             ----------       ----------       ----------       ----------
    Earning (loss) before income
      taxes                                     300,441          142,830          544,952           48,389

Provision for income taxes                      107,571           45,161          159,688           10,161
                                             ----------       ----------       ----------       ----------

    Net earnings (loss)                      $  192,870       $   97,669       $  385,264       $   38,228
                                             ==========       ==========       ==========       ==========

Net earnings (loss) per common
    share                                    $      .18       $      .09       $      .37       $      .04
                                             ==========       ==========       ==========       ==========
Weighted average number of
    common shares outstanding                 1,043,683        1,026,880        1,043,683        1,026,880
                                             ==========       ==========       ==========       ==========

                      Efficiency Lodge, Inc.

             CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)

                     Six months ended June 30,

                                                                        1998                1997
                                                                     ----------          ----------
Cash flows from operating activities:
  Net earnings (loss)                                                $  385,264          $   38,228
  Adjustments to reconcile net earnings (loss) to
    to net cash provided by operating activities:
       Depreciation and amortization                                    213,626             198,509
     Changes in assets and liabilities:
       Loss on sale of asset                                              --                 46,953
       Other assets                                                     (69,279)            (76,065)
       Other liabilities                                                209,727             135,388
                                                                     ----------          ----------

          Net cash provided by operating activities                     739,338             343,013

Cash flows from investing activities:
  Increase in advance to affiliate                                         --               (18,648)
  Proceeds from sale of building                                           --                84,448
  Capital expenditures                                                 (102,456)         (1,653,405)
                                                                     ----------          ----------

          Net cash used for investing activities                       (102,456)         (1,587,605)

Cash flows from financing activities:
  Payoff of note on building sold                                         --                (37,963)
  Principal payments on long-term debt                                 (245,014)           (208,613)
  Proceeds from issuance of debt                                          --              1,700,000
                                                                     ----------          ----------

          Net cash provided (used) be financing activities             (245,014)          1,453,424
                                                                     ----------          ----------

Increase (decrease) in cash and cash equivalents                        391,868             208,832

Cash and cash equivalents, beginning of period                          169,246             159,944
                                                                     ----------          ----------

Cash and cash equivalents, end of period                             $  561,114          $  368,776
                                                                     ----------          ----------

Cash paid during the period for interest                             $  605,831          $  596,569
                                                                     ==========          ==========
/TABLE

                      Efficiency Lodge, Inc.

  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  Six months ended June 30, 1998


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

     The results of operations for the quarter ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year. The interim consolidated financial statements should be read in conjunction with the Company's 1997 consolidated financial statements and related notes.

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

NOTE C - PRO FORMA RESULTS OF OPERATIONS

     The following pro forma results of operations for the six months ended June 30, 1998 are unaudited and were prepared under the assumption that the Company was a taxable entity.


          Net earnings             $   385,264
          Earnings per share       $       .37
ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS


     Total assets increased during the second quarter from $11,846,310 on December 31, 1997 to $12,196,289 on June 30, 1998.
This increase is primarily the result of an increase in cash from $169,246 to $561,114 during the same period.

     Revenue increased during the second quarter from $1,141,640 in the second quarter of 1997 to $1,214,586 in 1998. This increase can be attributed to two factors. First, increased occupancies in existing facilities and secondly, the addition of a new lodge in DeKalb County, Georgia that has revenue only for one month in the first quarter during 1997. Operating expenses decreased in the second quarter from $662,449 in 1997 to $633,433 in 1998. This decrease is primarily attributable to the one time start up expenses of DeKalb Lodge in 1997. As a result of the increased revenue and decreased expenses, operating income during the second quarter of 1998 was $581,153 compared to $479,191 for the same period in 1997. Other expenses decreased from $336,361 in the second quarter of 1997 to $280,712 in 1998 which was primarily attributable to the increased expense of the additional loge. Earnings before taxes were $300,441 compared to $142,830 during the same period in 1997. Net earnings were $192,870 for the second quarter of 1998 compared to $97,669 in the second quarter of 1997. Improved earnings were again the result of increased revenue and decreased operating expenses.

     Occupancies continue to be strong after recovery during the year 1997. A new lodge in Columbus, Georgia was completed and became operational in August 1998. The costs incurred in the construction of the Columbus lodge have been incurred by a corporation owned by the two controlling shareholders of the Company, except for $178,747 which has been loaned by the Company. Upon completion and a permanent financing, the ownership of such corporation will be transferred to the Company at no profit to the controlling shareholders. A contract has been entered into by the Company to purchase for cash an existing lodge. The closing date has been set for August 1998. The contract to purchase an additional lodge for cash and stock, as previously reported, has expired and is not being considered at this time.
Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following Exhibits are filed as part of this report:

     Exhibit
     Number         Description
     -------        -----------

       27           Financial Data Schedule - (for SEC use only)

                            SIGNATURE


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      EFFICIENCY LODGE, INC.


DATE: 8/10/1998       By: /s/ W. Ray Barnes
                          W. Ray Barnes
                          President and Chief Executive Officer


DATE: 8/10/1998       By: /s/ Roy E. Barnes
                          Roy E. Barnes
                          Secretary/Treasurer
                          (Principal Financial and Accounting Officer)