Form 10QSB
period 1998-09-30
EFFICIENCY LODGE INC
filed 1998-11-16
CIK 92066

EFFICIENCY LODGE, INC. FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                              FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998

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

                             (770)819-0039
           ------------------------------------------------
           (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes / X / No /     /

Shares outstanding of each of the issuer's classes of common equity at September 30, 1998: 1,043,683 shares of Common Stock, $0.10 per value share.

Transitional Small Business Disclosure Format (check one)

Yes /     /    No /  X  /

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                                             Efficiency Lodge, Inc.

                                                           CONSOLIDATED BALANCE SHEET


                                                                     ASSETS


                                                                  September 30, 1998       December 31, 1997
                                                                  ------------------       -----------------
                                                                      (Unaudited)

Property and equipment, net                                           $16,120,682              $10,197,674
Cash                                                                      759,025                  169,246
Other assets                                                            1,297,559                1,479,390
                                                                      -----------              -----------

                                                                      $18,177,266              $11,846,310



                                                      LIABILITIES AND STOCKHOLDERS' EQUITY



Mortgage notes payable                                                $16,617,444              $11,222,325
Other liabilities                                                         849,833                  519,549
                                                                      -----------              -----------

    Total liabilities                                                  17,467,277               11,741,874

Stockholders' equity
  Common stock                                                            104,368                  104,368
  Additional paid-in capital                                               52,674                   52,674
  Accumulated earnings                                                    552,947                  (52,606)

                                                                      -----------              -----------
    Total stockholders' equity                                            709,989                  104,436
                                                                      -----------              -----------

                                                                      $18,177,266              $11,846,310
                                                                      ===========              ===========

                                                             Efficiency Lodge, Inc.

                                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                   (Unaudited)

                                                      Nine months ended September 30, 1998



                                                            Additional
                                            Common           paid-in        Accumulated
                                            stock             capital         earnings           Total
                                            -------         ----------      -----------          -----
Balance at January 1, 1998                 $104,368         $  52,674        $  (52,606)        $104,436

Net income for the nine months                 --                --             605,553          605,553
                                           --------         ---------        ----------         --------

Balance at September 30, 1998              $104,368         $  52,674        $  552,947         $709,989
                                           ========         =========        ==========         ========

                                                             Efficiency Lodge, Inc.

                                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                   (Unaudited)

                                               For the Quarter Ending September 30, 1998 and 1997
                                              For the Nine Months Ended September 30 1998 and 1997



                                                       Quarter Ended                  Nine Months Ended
                                                       September 30,                     September 30,
                                                   1998             1997             1998             1997
                                               ----------       ----------       ----------       ----------
Revenues                                       $1,430,502       $1,215,235       $3,839,287       $3,215,538
Operating expenses                                808,258          703,689        2,094,951        2,049,225
                                               ----------       ----------       ----------       ----------

    Operating income                              622,244          511,546        1,744,336        1,166,313

Other (income) expense, net                       307,800          291,527          884,940          897,905
                                               ----------       ----------       ----------       ----------
    Earning (loss) before income
      taxes                                       314,444          220,019          859,396          268,408

Provision for income taxes                         94,155           82,317          253,843          105,926
                                               ----------       ----------       ----------       ----------

    Net earnings (loss)                        $  220,289       $  137,702       $  605,553       $  162,482
                                               ==========       ==========       ==========       ==========
Net earnings (loss) per common
    share                                      $      .21       $      .13       $      .58       $      .16
                                               ==========       ==========       ==========       ==========

Weighted average number of
    common shares outstanding                   1,043,683        1,026,880        1,043,683        1,026,880
                                               ==========       ==========       ==========       ==========
/TABLE

                                                             Efficiency Lodge, Inc.

                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   (Unaudited)

                                                         Nine months ended September 30

                                                                        1998                  1997
                                                                    -----------          ------------
Cash flows from operating activities:
  Net earnings (loss)                                               $   605,553          $    162,482
  Adjustments to reconcile net earnings (loss) to
    to net cash provided by operating activities:
       Depreciation and amortization                                    381,886               297,389
     Changes in assets and liabilities:
       Loss on sale of asset                                              --                   46,953
       Other assets                                                    (160,008)              (96,844)
       Other liabilities                                                330,284               269,175
                                                                    -----------          ------------
          Net cash provided by operating activities                   1,157,715               679,155

Cash flows from investing activities:
  Increase in advance to affiliate                                        --                  (52,165)
  Proceeds from sale of building                                          --                   84,448
  Capital expenditures                                               (5,963,056)           (1,664,794)
                                                                    -----------          ------------

          Net cash used for investing activities                     (5,963,056)           (1,632,511)

Cash flows from financing activities:
  Payoff of note on building sold                                         --                  (37,963)
  Principal payments on long-term debt                               (5,064,880)             (318,449)
  Proceeds from issuance of debt                                     10,460,000             1,700,000
                                                                    -----------          ------------

          Net cash provided (used) be financing activities            5,395,120             1,343,588
                                                                    -----------          ------------

Increase (decrease) in cash and cash equivalents                        589,779               390,232

Cash and cash equivalents, beginning of period                          169,246               159,944
                                                                    -----------          ------------

Cash and cash equivalents, end of period                            $   759,025          $    550,176
                                                                    ===========          ============

Cash paid during the period for interest                            $   931,180          $    888,264
                                                                    ===========          ============
/TABLE

                        Efficiency Lodge, Inc.

    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                 Nine months ended September 30, 1998


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

     The results of operations for the quarter ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year. The interim consolidated financial statements should be read in conjunction with the Company's 1997 consolidated financial statements and related notes.

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

NOTE C - PRO FORMA RESULTS OF OPERATIONS

     The following pro forma results of operations for the nine months ended September 30, 1998 are unaudited and were prepared under the assumption that the Company was a taxable entity.


          Net earnings             $   605,553
          Earnings per share       $       .58

Item 2.  Management Discussion and Analysis


     Total assets increased during the third quarter from $11,846,310 on December 31, 1997 to $18,177,266 on September 30, 1998. This increase is primarily the result of an increase in cash from $169,246 to $759,025 during the same period and an increase in fixed assets resulting from two new lodges which began operations during the third quarter 1998.

     Revenue increased during the third quarter from $1,215,235 in the third quarter of 1997 to $1,430,502 in 1998. This increase can be attributed to two factors. First, increased occupancies in existing facilities and secondly, the addition of a new lodge in DeKalb County, Georgia that had revenue for one month only in the first quarter during 1997. In addition, two new lodges began operations during the third quarter 1998. One lodge is located in Cobb County, Georgia (Town Center Lodge) and had operations for the last half of the third quarter 1998. The second is located in Columbus, Georgia and had operations for the months of August and September 1998. The costs incurred in the construction of the Columbus Lodge have been incurred by a corporation owned by the two controlling shareholders of the Company. Upon completion and permanent financing, the ownership of such corporation was transferred to the Company at no profit to the controlling shareholders.

     Operating expenses increased in the third quarter from $703,689 in 1997 to $808,258 in 1998. This increase is primarily attributable to the one time start up expenses of the two new lodges. As a result of the increased revenue and increased expenses, operating income during the third quarter of 1998 was $622,244 compared to $511,546 for the same period in 1997. Other expenses increased from $291,527 in the third quarter of 1997 to $307,800 in 1998 which was primarily attributable to the increased expenses of the additional lodges. Earnings before taxes were $314,444 compared to $220,019 during the same period in 1997. Net earnings were $220,289 for the third quarter of 1998 compared to $137,702 in the third quarter of 1997. Improved earnings were again the result of increased revenue and decreased operating expenses.

     In August 1998, five of the existing lodges were refinanced by a conduit loan from Morgan Stanley Financial Corporation. The refinancing transaction also included financing for the purchase of Town Center Lodge from an unrelated third party. The purchase price for the assets of Town Center Lodge was $3,119,435.
Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following Exhibits are filed as part of this report:

     (b) The registrant filed a Current Report on Form 8-K on September 3, 1998 reporting an acquisition under Item 2. On November 2, 1998, the company filed an amendment to that Form 8-K providing the following financial statements under Item 7:

              (1) Financial Statements of Business Acquired for the year ended December 31, 1997 and for the period January 1, 1998 to August 17, 1998

              (2) Pro Forma Financial Information for the year ended December 31, 1997 and the six months ended June 30, 1998

     Exhibit
     Number         Description
     -------        -----------

       27           Financial Data Schedule - (for SEC use only)

                               SIGNATURE


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             EFFICIENCY LODGE, INC.


DATE: November 10, 1998      By: /s/ W. Ray Barnes
                                 W. Ray Barnes
                                 President and Chief Executive Officer


DATE: November 10, 1998      By: /s/ Roy E. Barnes
                                 Roy E. Barnes
                                 Secretary/Treasurer
                                (Principal Financial and Accounting Officer)