Form 10KSB40
period 1998-12-31
EFFICIENCY LODGE INC
filed 1999-03-31
CIK 92066

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                    FORM 10-KSB
-----
| X |             Annual Report Pursuant to Section 13 or 15(d) of
-----                     The Securities Exchange Act of 1934
                    For the Fiscal Year Ended December 31, 1998
-----
|   |           Transition Report Pursuant to Section 13 or 15(d) of
-----                     The Securities Exchange Act of 1934

                           Commission File Number 000-02290


                                 Efficiency Lodge, Inc.
                                 ----------------------
                (Exact name of registrant as specified in its charter)


               Georgia                                    58-0898219
     -------------------------------                   -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

            5342 Old Floyd Road, P.O. Box 635, Mableton, GA  30126
          ----------------------------------------------------------
               (Address of principal executive office)     (Zip Code)

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.   -----
                                                    | X |
                                                    -----
     State issuer's revenues for its most recent fiscal year.  $5,363,959.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: as of March 1, 1999, there were 52,602 shares of Common Stock, $0.10 par value, outstanding held by non-affiliates of the issuer, with an aggregate value of $184,107 (based upon a value of $3.50 per share, the price at which shares were purchased from one of the registrant's former majority shareholders on
December 31, 1998   there is no established trading market for the
Common Stock, and the issuer does not know of any sales made in the last sixty days).

     At March 1, 1999, there were issued and outstanding 572,918 shares of Common Stock, par value $0.10 per share.

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

     ELI was formed in January 1993 as the result of the consolidation of five existing companies, each of which operated an extended-stay lodging facility. ELI engaged in the business of developing and owning lodging facilities that offer both temporary and long-term accommodations ("Efficiency Lodges" or "Lodges"). The Company now owns and operates nine Efficiency Lodges, which are located in or near East Point, Douglasville, Atlanta, Dekalb County, Carrollton, Cartersville, Forest Park, Kennesaw and Columbus, Georgia. The Lodges have an aggregate of 1,051 guest rooms. In the following description of the Company's business, activities and properties, ELI's business, activities and properties, except as otherwise indicated, are described as those of the Company.

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

     For 1998, the overall average occupancy rate for the Company's Lodges was 85%, the average weekly rental rate was $151.69 and the revenue per available room was $128.66.

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

EMPLOYEES

     As of December 31, 1998, the Company had no employees. Instead, the Company leases approximately 44 full-time employees, including members of management, pursuant to an agreement with Team Staff, Inc. Under the Company's agreement with Team Staff, the Company selects its employees who are hired by Team Staff, which provides administrative services and is responsible for the payment of all employee wages, payroll taxes and employee benefits. The Company also occasionally hires part-time employees through Team Staff. The Company has elected to lease employees to minimize its administrative expenses and to take advantage of economies of scale offered by Team Staff in providing workers' compensation insurance, employee benefits and administrative services. The Company is charged a fee for the employee and administrative services received. The fee is based on the hourly rate of the employee and hours worked plus a percentage of gross wages for payroll taxes, insurance and other benefits. The lease was renewed on June 1, 1998, and may be terminated by the Company on June 1, 1999. The Company believes that its relationship with its leased employees is good.

TRADEMARKS

     The Company has registered the service mark "Efficiency Lodge" in the state of Georgia and with the United States Patent and Trademark Office for hotel and motel services. The registration extends until 2003 and is thereafter renewable for ten-year periods.

CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

          In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements. These statements involve a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Some of these risks might include, but are not limited to, those discussed in "Competition" section above. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in 1999 and any Current Reports on Form 8-K filed by the Company.

YEAR 2000

     The "year 2000 issue" arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail due to an inability to properly interpret date codes beginning January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00".
The Company has evaluated its computer systems to determine which modifications and expenditures are necessary to make the systems compatible with year 2000 requirements. It has implemented an upgrade on its operational software on almost all of its terminals which its consultant has represented will be Year 2000 compatible. The Company has done limited testing of the software upgrade and has not found a problem in processing dates after 1999. If the Company encounters problems next year in the use of this software, it is ready to perform all necessary functions manually. The Company believes its credit card processing software is Year 2000 compliant based on representations made to it by its vendor, but the Company is able at any time to require other modes of payment (cash or money order). The Company utilizes outside payroll services, but it believes that function could be handled manually as well if problems arise after the end of this year. The Company has considered whether there are any hardware or embedded software devices whose failure after the end of the year could have an adverse effect on the Company's operations, and it believes there are none.

     The Company currently estimates that the total cost of any additional modifications to its hardware or software systems that may be found to be required or desirable will not be significant. However, there can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the systems or operations of the Company. In addition, the Company has no means of assessing the impact on its business of any general failure of transportation, utilities and telecommunications facilities external to its operations that may result from the Year 2000 problem.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company constructed all but one of the Company's Efficiency Lodges using a standard design, with similar architectural styles and guest room floor plans and similar construction materials. Two Efficiency Lodges were purchased from another operator. Each Efficiency Lodge includes guest rooms, a manager's apartment, an office and a guest laundry room. Each guest room contains a combination living room and bedroom, a bathroom, a closet, a fully-equipped kitchenette, and a table and chairs. Guest services, which are minimal in comparison to motels or hotels, typically include limited front desk hours and limited maid service, and extra charges for amenities, such as televisions.

     Each Efficiency Lodge is an economy extended-stay facility with room rates that are typically lower than those charged by most motels and hotels in its market. Although daily rates are available, most guests at the Efficiency Lodges choose to occupy rooms on a weekly basis, at rates which, as of December 31, 1998, ranged from $109 to $144 per week for single occupancy. The Efficiency Lodges are able to charge lower rates because of the elimination of certain amenities found in higher-priced lodging facilities, such as restaurants, cocktail lounges, meeting rooms, retail shops, pools and other large common areas, which the Company has found to be unnecessary for the comfort and enjoyment of its extended-stay guests, and because it uses economical furniture, fixtures and equipment. The Company provides its extended-stay guests with free access to satellite TV, convenience items for sale in the front office, and an on-premises laundry facility.

     In 1998, the Company refinanced the notes on several of its Lodges. The following lodges secure a note to one lender, with an outstanding balance at December 31, 1998, of approximately $10,420,389. The loan accrues interest at 8.02% annually and matures in 2018. This amount also includes the purchase of Town Center Lodge in Kennesaw, Georgia and the new lodge opened by the Company in Columbus, Georgia.

     EAST POINT LODGE. This two-story Lodge is located at 1275 Norman Berry Drive near East Point, Georgia on approximately two-thirds of an acre. The Lodge has been owned by the Company since 1987. The property, which has 40 guest rooms.

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

     TOWNCENTER LODGE. This two-story lodge with 119 guest rooms was acquired on August 18, 1998.

     The following lodge was also refinanced in 1998 and now secures long-term debt with an aggregate outstanding balance at December 31,
1998, of approximately $3,130,000.   The loan matures in 2024 and
accrues interest at 8.95% annually.

     FOREST PARK LODGE. This two-story Lodge is located on approximately 2.28 acres in Forest Park, a commercial area of Atlanta. The property has 120 guest rooms and an approximately 2,500 square-foot auxiliary building used for office and retail space.

     The following lodge secures an adjustable rate mortgage with an aggregate outstanding balance at December 31, 1998 of approximately $2,073,866. The loan accrues interest at 1 1/2% over prime and matures in 2013.

     COLUMBUS LODGE. This two-story lodge with 120 guest rooms was opened in August of 1998.

     The following lodge secures debt to two lenders, including the former owner of the property, with outstanding balances at December 31, 1998, aggregating approximately $2,209,761. The first mortgage matures in 2019, and the second matures in 2025. The loans accrue interest at 10.25% annually.

     BARTOW LODGE. A two-story, 124-room facility, this Lodge is located on approximately 3.89 acres near Highway 20 in Cartersville, Georgia. The Company has owned this Lodge since July 1995.

     Total debt of the Company as of December 31, 1998, was approximately $18,584,016.

     As of December 31, 1998, there were no lease agreements in effect for any of the Lodges, nor any contracts in place to sell any such properties.

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

     No meeting of Shareholders was held during 1998.

                                 PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

     There is no public trading market for the Company's Common Stock. As of January 1, 1999, there were 572,918 outstanding shares of Common Stock and approximately 3,000 holders of record of such shares.
Although there are currently no legal or contractual restrictions on the payment of dividends by the Company, the Company has not paid dividends in the last two years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEARS ENDED DECEMBER 31, 1998 AND 1997

     Total assets on December 31, 1998 were $17,528,292, an increase of $5,681,982 from the same date in 1997. This increase can be attributed to the opening of Columbus Lodge in July 1998 and the purchase of Town Center Lodge in August 1998. Total liabilities on December 31, 1998 were $18,839,721 compared to $11,741,874 at December 31, 1997. This increase of $7,097,847 primarily resulted from long term debt incurred as a result of financing the Columbus and Town Center Lodges.

     Revenue for the year ending December 31, 1998 was $5,363,959 compared to $4,377,122 for the year ended December 31, 1997, an increase of $986,837, or 22%. This increase was attributable to the opening of the Columbus Lodge in July 1998 and the purchase of Town Center Lodge in August 1998.

     Operating expenses increased from $2,818,570 in 1997 to $3,313,632 in 1998, an increase of $495,062. This increase in expenses can generally be divided into expenses related to the opening and operation of Columbus Lodge and the purchase of Town Center Lodge.

     Management fees increased from $169,487 in 1997 to $204,474 in 1998. Beginning September 1996, Management fees were paid on a percentage of gross revenue, and the increase is attributable to an increase in revenue of the Company. Office supplies were $15,187 in 1998 compared to $27,550 in 1997; repairs and maintenance expenses were $60,610 in 1998 compared to $74,659 in 1997; subcontracting labor expenses associated with cleaning were $41,225 in 1998 compared to $11,519 in 1997; and general subcontract labor was $102,679 in 1998 compared to $88,717 in 1997. Interest expense increased to $1,387,426 in 1998 from $1,189,272 in 1997.

     The Company completed a new Lodge in Columbus, Georgia and opened it in August 1998. It was financed through a loan from Columbus Bank and Trust along with current operating funds of the Company. The
Company also purchased an existing Lodge in Kennesaw, Georgia for $3,000,000. It was financed from proceeds of a loan from Finova Realty Capital, Inc.

     The Company also refinanced $11,400,000 as a refinancing of a number of the Company's existing properties.

     In December, 1998, the Company purchased 470,765 shares of common stock from one of its major shareholders. This stock is currently held by the Company as treasury stock, and 250,000 shares of which are pledged to secure a loan.

     Net income before taxes increased to $357,812 in 1998 from $342,191 in 1997, an increase of $15,621. Net income was $231,812 in 1998 compared to $214,126 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has funded its operations primarily with cash flow from operations. For the year ended December 31, 1998, the Company generated $796,071 in cash flow compared to $702,394 for the year ended December 31, 1997. In December 1998, the Company borrowed $750,000 from Chapple, Inc. for operating cash purposes. The loan is due January 7, 2000 and bears interest at 9%. The loan is secured by the pledge of 250,000 shares of the Company's treasury stock. The Company had cash balances of $921,220 and $169,246 at December 31, 1998 and 1997, respectively.

     The Company anticipates building or acquiring additional Lodges in the future and may seek to do so by incurring debt, exchanging capital stock, through cash flow or by issuing equity. The Company is currently in negotiations to purchase a motel in southeast Georgia.

     The Company anticipates that the cash flow from operations will be sufficient to meet its current and future working capital needs. Management intends for financing to be utilized only for the acquisition or construction of new Lodges and not for working capital. Management's anticipation of meeting working capital needs through current operations is based on the past performance of the Lodges, which have not historically required borrowings to finance working capital needs. However, there can be no assurance in the future that any new or existing facility will be able to fully fund its working capital needs through operations.

     There are no other commitments for financing. The Company may, however, seek to increase its debt, issue equity securities or negotiate additional debt. Any such commitment would be subject to such terms as approved by the Company's Board of Directors.

     Two risk factors which may affect costs related to operations and development, and thus affect liquidity, are increases in interest rates and inflation. Management of the Company recognizes these factors and intends to manage to reduce these risks. However, there can be no assurance that present or future performances will be in accordance with management's expectations.

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

FORWARD-LOOKING STATEMENTS

     To the extent the information contained in this discussion and analysis of the consolidated financial statements of the Company and the information included elsewhere in the 1998 Annual Report on Form 10-KSB are viewed as forward-looking statements, the reader is cautioned that various risks and uncertainties exist that could cause actual future results to differ materially from that inferred by the forward-looking statements. Among the risks and uncertainties that should be considered are: (i) dependence on senior management; (ii) risks associated with the lodging industry; (iii) risks associated with compliance with environmental regulations and other government regulations, and (iv) risks associated with financing. The reader is further cautioned that risks and uncertainties may exist that have not been mentioned herein due to their unforeseeable nature, but which, nevertheless, may impact the Company's future operations.

ITEM 7.   FINANCIAL STATEMENTS.

     The response to this item is included herein beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors are elected by the Company's shareholders at annual meetings and serve until their successors are duly elected and qualified. Of the current directors of the Company, two were appointed by the Board of Directors of the Company at the time of the Merger, and the other directors were elected by the shareholders. The Company did not hold a meeting of shareholders in 1998, so the directors of the Company remain on the Board and will continue to serve until their successors are duly elected and qualified. Officers may be elected by the Company's Board of Directors annually, and they serve until their successors are duly elected and qualified. Accordingly, the current officers of the Company are serving until their successors are so elected and qualified.


Name (Age)                  Position(s)       Business Experience During the Past Five Years
----------                  -----------       ----------------------------------------------
W. Ray Barnes (58)          Director,         Mr. Ray Barnes has served as a director, President
                            President and     and Chief Executive Officer of ELI and its
                            Chief             predecessors since 1986.  Mr. Barnes has owned and
                            Executive         operated Barnes Store in Mableton, Georgia since
                            Officer, Chief    1954.  He is also a director of Georgia State Bank
                            Financial         and Community Financial Corporation and a director
                            Officer and       of Alabama National Bancorporation since
                            Chief             December 1998.
                            Accounting
                            Officer

Arthur L. Crowe, Jr. (73)   Director          Mr. Crowe has served as a director of the Company
                                              since 1994.  Mr. Crowe, an attorney, has maintained
                                              a solo practice since 1989, and also currently serves
                                              as counsel with the law firm of Cauthorn & Phillips,
                                              P.C. in Marietta, Georgia.

Joseph A. Cochran (67)      Director          Mr. Cochran has been a director of the Company and
                                              its affiliates, Piedmont Southern Co., Pacemaker
                                              Properties, Inc., Ramco Inns of Georgia, Inc., SAC
                                              Building, Piedmont Southern Insurance Agency and
                                              SAC Holdings, since 1966 and President of each of
                                              the foregoing affiliates since 1990.  Mr. Cochran, an
                                              attorney, has been a member of the law firm of
                                              Cochran Camp & Snipes since 1966.

Ken F. Thigpen (57)         Director          Mr. Thigpen has served as a director of the
                                              Company, Piedmont  Southern Co., Pacemaker
                                              Properties, Inc., Ramco Inns of Georgia, Inc., SAC
                                              Building, Piedmont Southern Insurance Agency, and
                                              SAC Holdings since 1994, and as a director of ELI
                                              since 1994.  Mr. Thigpen has been President and
                                              Chief Executive Officer of Georgia State Bank since
                                              1990.

Dr. Roy W. Sweat, D.C.      Director          Dr. Sweat has been a director of the Company,
(70)                                          Piedmont Southern Co., Pacemaker Properties, Inc.,
                                              Ramco Inns of Georgia, Inc., SAC Building,
                                              Piedmont Southern Insurance Agency, and SAC
                                              Holdings since 1963 and Vice President of each of
                                              the foregoing affiliates since 1990.  Dr. Sweat, a
                                              chiropractor, is president of Sweat Chiropractic
                                              Clinic, P.C.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, each executive officer, director and beneficial owner of 10% or more of the Company's Common Stock is required to file certain forms with the Securities and Exchange Commission. A report of beneficial ownership of the Company's Common Stock on Form 3 is due at the time such person becomes subject to the reporting requirement and a report on Form 4 or 5 must be filed to reflect changes in beneficial ownership occurring thereafter. The Company believes that all filing requirements applicable to its officers and directors were complied with during the 1998 fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

MANAGEMENT COMPENSATION

     The following table sets forth the compensation paid to Ray Barnes, chief executive officer of ELI.


                          SUMMARY COMPENSATION TABLE

                              Annual Compensation
                              -------------------
            Name and Principal
            Position                Year    Salary   Other <F1>
            ---------------------------------------------------

            Ray Barnes,             1998   $50,000   $204,474
            President and Chief     1997   $50,000   $169,487
            Executive Officer,      1996   $50,000   $117,500
            Chief Financial
            Officer and Chief
            Accounting Officer
_______________
[FN]
<F1> Ray Barnes, doing business as Barnes Store, is paid a fee for management of the Company's properties. See Item 12 "Certain Relationships and Related Transactions."
[FN]

DIRECTORS' COMPENSATION

     Directors of the Company received $250 for each meeting of the Board of Directors attended in 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PERSONS BENEFICIALLY OWNING GREATER THAN FIVE PERCENT OF THE COMPANY'S COMMON STOCK

     The following table sets forth the persons known by the Company to own beneficially more than five percent of the Company's voting securities.

                   Name and Address of     Amount and Nature       Percent of
Title of Class     Beneficial Owner        of Beneficial Owner     Common Stock
--------------     -------------------     --------------------    ------------

Common Stock       W. Ray Barnes                 496,195              86.6%
                   1680 Seayes Road
                   P.O. Box 21
                   Mableton, GA 30059

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth information regarding beneficial ownership of the Company's common stock by management of the Company, as reflected in the stock records of the Company or provided to the Company by the beneficial owners.

  Name and Address                      Amount and Nature       Percent of
of Beneficial Owner                    of Beneficial Owner     Common Stock
-------------------                    -------------------     ------------

W. Ray Barnes                                496,195              86.6%
1680 Seayes Road
P.O. Box 21
Mableton, GA  30059

Arthur L. Crowe, Jr.                           5,211               *
567 Colston Road
Marietta, GA  30014

Joseph A. Cochran                                348               *
2950 Atlanta Street
Smyrna, GA  30080

Ken F. Thigpen                                10,233             1.8%
2572 Oakwood Trace
Smyrna, GA  30080

Dr. Roy W. Sweat, D.C.                         7,706             1.3%
4735 River Court
Duluth, GA  30155

All officers and directors as a group        520,316            90.7%


____________
* Less than one percent

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has in place a management agreement with W. Ray Barnes (doing business as Barnes Store) pursuant to which Mr. Barnes provides management of the Company's properties in exchange for 4% of gross revenues of the Company less hotel/motel taxes and sales taxes. The agreement may be canceled by either party upon 60 days notice. In 1998, the Company paid $204,474 to Mr. Barnes for such management services.

     The Company entered into an Agreement for Sales and Purchase of Goods, effective September 1, 1996, with W. Ray Barnes (doing business as Barnes Store) pursuant to which Mr. Barnes furnishes merchandise and supplies at distributor's price plus 1% for the maintenance of the Company's facilities and for the construction of new units to the extent such merchandise and supplies are available to Mr. Barnes through Barnes Store's purchasing agreement with wholesalers. The agreement is cancelable by either party upon 60 days notice. In 1998, the Company purchased maintenance supplies totaling $284,215 from Mr. Barnes.

     Another note receivable of Ray Barnes, a majority shareholder, in the principal amount of $464,016 (plus accrued interest of $81,618) bears interest at 7% and matures on September 25, 2012. Monthly payments of $4,224.50 began September 25, 1997.

ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

     a) EXHIBITS. The exhibits filed as part of this Annual report on Form 10-KSB are as follows:

Exhibit No.   Description
-----------   -----------

3.1 Restated and Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit
              3.1 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the Commission on April 15, 1998).

3.2 Bylaws of Efficiency Lodge, Inc., as amended (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the Commission on April 15, 1998).

10.1 Towncenter Lodge Purchase Agreement by and between Efficiency Lodge, Inc. and Towncenter Lodge, Inc. (incorporated by reference to Exhibit 2.1 of the Company's 8-K as filed with the Commission on September 3, 1998).

10.2          Promissory Note by and between Efficiency Lodge,
              Inc. and Chapple, Inc., dated January 7, 1999.

10.3          Promissory Note by and between Efficiency Lodge,
              Inc. and Belgravia Capital Corporation, dated August
              18, 1998.

21 Subsidiaries of the Registrant (incorporated by reference to the Company's 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on April 9, 1996).

27            Financial Data Schedule (for SEC use only)


     b)   REPORTS ON FORM 8-K.

          The Company filed an 8-K Amendment, reporting an Item 7: Financial Statements, Pro Forma Financial Informaiton and Exhibits, with the Commission on November 2, 1998. This report described the real property acquired in the Town Center Lodge acquisition and included audited financial statements of Town Center Lodge, Inc. as of December 31, 1997.

                 CONSOLIDATED FINANCIAL STATEMENTS AND
                         REPORT OF INDEPENDENT
                      CERTIFIED PUBLIC ACCOUNTANTS
                        EFFICIENCY LODGE, INC.
                           December 31, 1998




                        C O N T E N T S


                                                              Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS             F-2

FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEET                                 F-3

    CONSOLIDATED STATEMENTS OF EARNINGS                        F-4

    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY             F-5

    CONSOLIDATED STATEMENTS OF CASH FLOWS                      F-6

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 F-8

          Report of Independent Certified Public Accountants
          --------------------------------------------------





Board of Directors and Stockholders
Efficiency Lodge, Inc.

     We have audited the accompanying consolidated balance sheet of Efficiency Lodge, Inc. (a Georgia Corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Efficiency Lodge, Inc. and subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

 /s/ Grant Thornton LLP


Atlanta, Georgia
February 4, 1999

                Efficiency Lodge, Inc. and Subsidiaries

                      CONSOLIDATED BALANCE SHEET

                          December 31, 1998


                                ASSETS



Property and equipment, net (note B)                         $  15,121,958
Cash                                                               921,220
Inventory                                                           45,460
Due from stockholder (note F)                                       80,969
Note receivable - stockholder (note C)                             464,016
Interest receivable - stockholder (note C)                          81,618
Loan fees, net of accumulated amortization (note D)                478,493
Other assets                                                       334,558
                                                              ------------
                                                             $  17,528,292
                                                              ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Notes payable (note E)                                     $  18,584,016
  Accounts payable                                                  66,451
  Customer deposits                                                 32,564
  Other liabilities                                                 19,690
  Deferred taxes (note H)                                          137,000
                                                              ------------

       Total liabilities                                        18,839,721


STOCKHOLDERS' EQUITY
  Common stock - $.10 par value, 7,500,000 shares
    authorized; 1,043,683 shares issued                            104,368
  Additional paid-in capital                                        52,674
  Retained earnings                                                179,206
                                                              ------------
                                                                   336,248
  Less 470,765 shares of common stock in treasury at cost       (1,647,677)
                                                              ------------
                                                                (1,311,429)
                                                              ------------

                                                             $  17,528,292
                                                              ============
The accompanying notes are an integral part of this statement.

                Efficiency Lodge, Inc. and Subsidiaries

                  CONSOLIDATED STATEMENTS OF EARNINGS

                       Years ended December 31,



                                                        1998            1997
                                                   --------------  -------------

Revenue                                             $  5,363,959   $  4,377,122

Operating expenses                                     3,313,632      2,818,570
                                                     -----------    -----------

     Operating profit                                  2,050,327      1,558,552

Other expense (income)
  Interest income                                        (35,177)       (33,881)
  Interest expense                                     1,387,426      1,189,272
  Write off of loan closing costs (Note D)               322,281              -
  Other, net                                              17,985         60,970
                                                     -----------    -----------
                                                       1,692,515      1,216,361
                                                     -----------    -----------

     Net earnings before income taxes                    357,812        342,191

Income tax expense (note H)                              126,000        128,065
                                                     -----------    -----------

     Net earnings                                   $    231,812   $    214,126
                                                     -----------    -----------

Earnings per common share - basic                   $        .22   $        .21
                                                     ===========    ===========



The accompanying notes are an integral part of these statements.

                Efficiency Lodge, Inc. and Subsidiaries

                   STATEMENT OF STOCKHOLDERS' EQUITY

                Years ended December 31, 1998 and 1997


                                          Common stock
                                    -----------------------    Additional
                                    Number of                   paid-in       Accumulated    Treasury
                                     shares        Par Value      capital       deficit        stock           Total
                                    ----------    ----------  -----------    ------------  -------------   --------------
Balance at December 31, 1996         1,026,880    $  102,688    $  52,674    $  (159,904)  $          -     $     (4,542)

Net earnings for the year                    -             -            -        214,126              -          214,126

Dividends to shareholders of
  record on December 30, 1996                -             -            -       (106,828)             -         (106,828)

Issuance of stock related to the
  Merger wtih Southern
  Acceptance Corporation,
  par value $0.10 per share (note I)    16,803         1,680            -              -              -            1,680
                                     ---------      --------     --------      ---------    -----------      -----------
Balance at December 31, 1997         1,043,683       104,368       52,674        (52,606)             -          104,436

Net earnings for the year                    -             -            -        231,812              -          231,812

Repurchase of shares
   on December 31, 1998               (470,765)            -            -              -     (1,647,677)      (1,647,677)
                                    ----------      --------     --------      ---------    -----------      -----------

Balance at December 31, 1998           572,918    $  104,368    $  52,674    $   179,206   $ (1,647,677)    $ (1,311,429)
                                    ==========     =========     ========     ==========    ===========      ===========




The accompanying notes are an integral part of this statement.

                                        Efficiency Lodge, Inc. and Subsidiaries

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Years ended December 31,

                                                                                   1998             1997
                                                                               ------------     -------------
Increase (Decrease) in Cash

Cash flows from operating activities
    Net earnings                                                               $   231,812      $    214,126
    Adjustments to reconcile net earnings
      to net cash provided by operating activities
         Depreciation and amortization                                             613,619           477,082
         Loss on sale of assets                                                          -            46,953
         Write off of loan closing costs                                           322,281                 -
         Changes in assets and liabilities
           (Increase) decrease in interest receivable                               13,988           (14,067)
           Increase in inventories                                                 (11,540)           (7,948)
           Increase in other assets                                               (210,255)          (31,730)
           Increase (decrease) in accounts payable                                  15,600            (5,766)
           Increase in customer deposits                                             5,988             6,569
           (Decrease) increase in other liabilities                               (160,422)           55,175
           Decrease in deferred taxes                                              (25,000)          (38,000)
                                                                              ------------       -----------
             Net cash provided by operating activities                             796,071           702,394

Cash flows from investing activities
    Purchases of property and equipment                                         (5,497,320)       (1,661,223)
    Repayments of due from stockholder                                             159,991                 -
    Repayments by (advances to) affiliates                                         178,747           (71,154)
    Other                                                                                -            52,468
                                                                              ------------       -----------

             Net cash used by investing activities                              (5,158,582)       (1,679,909)

Cash flows from financing activities
    Payments for repurchase of common stock                                     (1,647,677)
    Proceeds from notes payable                                                 16,440,000         1,700,000
    Payments made on notes payable                                              (9,078,312)         (478,101)
    Payments for loan origination costs                                           (499,516)         (128,254)
    Distributions made to stockholders                                                   -          (106,828)
    Payments made on due to stockholder                                           (100,010)                -
                                                                              ------------       -----------

             Net cash provided by financing activities                           5,114,485           986,817
                                                                              ============       ===========

                                    Efficiency Lodge, Inc. and Subsidiaries

                                            Years ended December 31,

                                                                                  1998               1997
                                                                            ---------------   ----------------
Net increase in cash                                                               751,974             9,302

Cash at beginning of year                                                          169,246           159,944
                                                                              ------------       -----------

Cash at end of year                                                          $     921,220      $    169,246
                                                                              ============       ===========

Supplemental cash flow information

    Cash paid during the year for interest                                   $   1,387,426      $  1,104,811
                                                                              ------------       -----------

    Cash paid during the year for income taxes                               $     325,894      $          -
                                                                              ============       ===========

Noncash investing and financing activities

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

                      December 31, 1998 and 1997


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

                      December 31, 1998 and 1997



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

 8.  Earnings Per Share
     ------------------

 Earnings per share is computed based upon the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding during 1998 and 1997 was 1,042,393 shares and 1,043,683 shares, respectively.

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

                Efficiency Lodge, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      December 31, 1998 and 1997


NOTE B - PROPERTY AND EQUIPMENT

 Property and equipment consists of the following as of December 31, 1998:

                                    Depreciable
                                       lives
                                    -----------

 Buildings and improvements         31-39 years                  $   14,165,659
 Furniture and equipment              5-7 years                       2,009,099
                                                                  -------------
                                                                     16,174,758

 Less: accumulated depreciation                                      (3,466,993)
                                                                  -------------
                                                                     12,707,765

 Land                                                                 2,414,193
                                                                  -------------

                                                                 $   15,121,958
                                                                  =============
NOTE C - NOTE RECEIVABLE - STOCKHOLDER

 The $464,016 note receivable from stockholder bears interest at 7%, matures on September 25, 2012 and is uncollateralized. Accrued interest on this note totalled $81,618 as of December 31, 1998. Interest income on this note totalled $32,481 and $32,848 for the years ended December 31, 1998 and 1997, respectively.


NOTE D - LOAN FEES

 Loan fees were as follows as of December 31, 1998:

   Loan fees                                                     $      585,516
   Less: accumulated amortization                                      (107,023)
                                                                  -------------

   Net loan fees                                                 $      478,493
                                                                  =============

 During the year, net loan closing costs totaling $322,281 relating to loans that were refinanced were written off.

                Efficiency Lodge, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      December 31, 1998 and 1997


NOTE E - NOTES PAYABLE

 Notes payable consists of the following at December 31, 1998.

    Variable rate mortgage notes   10.5%, payments
     of principal and interest totalling $12,206 per
     month, maturing in 2019                                      $  1,231,899

    Fixed rate mortgage notes - 8.02 to 10.00%, payments
     of principal and interest totaling $170,303
     per month, maturing on various dates through 2025              16,602,117

    Fixed rate note - 9%, principal and interest due in 2000,
     collateralized by 250,000 shares of the Company's
     treasury stock                                                    750,000
                                                                   -----------


                                                                  $ 18,584,016
                                                                   ===========

 The mortgage notes payable are collateralized by all of the Company's real property. One mortgage note payable requires monthly payments of $14,127 into a capital replacement reserve fund held by the mortgagee. Disbursements from the fund are subject to approval by the mortgagee. The balance in this fund was $60,500 at December 31, 1998, and is included in other assets.

 Future maturities of long-term debt as of December 31, 1998 are as follows:

     1999                                                         $  1,008,726
     2000                                                              276,896
     2001                                                              294,602
     2002                                                              313,540
     2003                                                              334,613
     Thereafter                                                     16,355,639
                                                                   -----------

                                                                  $ 18,584,016
                                                                   ===========

                Efficiency Lodge, Inc. and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      December 31, 1998 and 1997


NOTE F - RELATED PARTY TRANSACTIONS

 Management fees of $204,474 and $169,487 were paid in 1998 and 1997, respectively, to a stockholder. The Company entered into an agreement for management services with this stockholder effective September 1, 1996. Under the agreement, the Company will pay four percent of gross revenues less certain taxes for management services provided by the stockholder. This agreement has no specified expiration date and may be terminated at any time by either party.

 As of December 31, 1998, $80,969 was due from a stockholder. This unsecured receivable is non-interest bearing and has no specified repayment terms.

 During 1998 and 1997, the Company purchased maintenance supplies totalling $284,215 and $172,347, respectively, from a stockholder.

 During 1998, the Company purchased a newly constructed lodging facility for approximately $2,250,000 from a company owned by two stockholders.


NOTE G - FINANCIAL INSTRUMENTS

 The carrying amount of mortgage notes payable is a reasonable estimate of their fair value based on the borrowing rates currently available to the Company for loans with similar terms.

 Due to the terms and conditions of the amounts due from a stockholder, it is not practicable to estimate the fair value of these receivables.


NOTE H - INCOME TAXES

 Income tax expense for 1998 and 1997 of approximately $126,000 and $128,000, respectively, consists of $151,000 current expense and $25,000 deferred benefit for 1998 and $166,000 current expense and $38,000 deferred benefit for 1997. This expense differs from the expense based on the Federal statutory rate due primarily to state income taxes. At December 31, 1997 and 1998, the Company's deferred tax liability is due solely to the difference between the income tax basis of property and equipment and the amount reported in the financial statements.

                Efficiency Lodge, Inc. and Subsidiaries

                      December 31, 1998 and 1997


NOTE I - MERGER AND ACQUISITIONS

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
                                                    --------
                                                   $ 154,462
                                                    ========

 Acquisition of Town Center Lodge
 --------------------------------

 On August 18, 1998, the Company acquired substantially all of the assets of an existing extended stay lodge known as Town Center Lodge for $3,000,000 plus other acquisition costs of approximately $126,000. The unaudited pro forma information for the periods set forth below give effect to the acquisition as if it had occurred on January 1, 1997 and 1998. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had this transaction been consummated at the beginning of the periods indicated.

                Efficiency Lodge, Inc. and Subsidiaries

                      December 31, 1998 and 1997



NOTE I - MERGERS AND ACQUISITIONS - Continued

                                                         Year ended December 31,
                                                        1998                 1997
                                                  -------------        -------------
                                                              (Unaudited)

Revenue                                           $   5,861,071        $   5,232,410

Operating expenses                                    3,643,220            3,353,226
                                                    -----------          -----------
     Operating profit                                 2,217,851            1,879,184

Other expense
   Interest expense                                   1,564,952            1,437,976
   Write off of loan closing costs                      322,281                    -
   Other                                                  5,512               27,089
                                                    -----------          -----------

     Net earnings before tax                            325,106              414,119

Income tax expense                                      113,572              144,203

     Net income                                   $     211,534        $     269,916
                                                    ===========          ===========

Earnings per common share - basic                 $        0.20        $        0.26
                                                    ===========          ===========

                               SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Company duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   EFFICIENCY LODGE, INC.



                                   By: /s/ W. Ray Barnes
                                       --------------------------------------
                                       W. Ray Barnes
                                       President and Chief Executive Officer

                                   Date:  March 30, 1999


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.

      Signature                        Position                          Date
      ---------                        --------                          -----

/s/ W. Ray Barnes             President and Chief Executive        Date: March 17, 1999
-------------------------     Officer  and Director, (Principal
W. Ray Barnes                 Executive Officer, Principal
                              Financial Officer, Principal
                              Accounting Officer)


/s/ Arthur L. Crowe, Jr.      Director                             Date: March 16, 1999
-------------------------
Arthur L. Crowe, Jr.

/s/ Joseph A. Cochran         Director                             Date: March 17, 1999
-------------------------
Joseph A. Cochran

                              Director                             Date: March 17, 1999
-------------------------
Ken F. Thigpen

/s/ Roy W. Sweat              Director                             Date: March 17, 1999
-------------------------
Roy W. Sweat

