Form 10QSB
period 1999-03-31
EFFICIENCY LODGE INC
filed 1999-05-17
CIK 92066

EFFICIENCY LODGE, INC. FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999

                                     OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________   to _________________


                      Commission File Number 000-02290

                              EFFICIENCY LODGE, INC.
     ---------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

         Georgia                                            58-0898219
---------------------------------                   ---------------------------
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

Shares outstanding of each of the issuer's classes of common equity at March 31, 1999: 572,918 shares of Common Stock, $0.64 per value share.

Transitional Small Business Disclosure Format (check one)

                     Yes / /    No /X/

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                  EFFICIENCY LODGE, INC.

                                CONSOLIDATED BALANCE SHEET


                                 ASSETS


                                                        MARCH 31, 1999         DECEMBER 31, 1998
                                                          (Unaudited)
                                                        ---------------        -----------------
Property and Equipment, net                             $ 15,596,423            $ 15,121,958
Cash                                                         947,539                 921,220
Other Assets                                               2,215,553               1,485,114
                                                         -----------             -----------

                                                        $ 18,759,515            $ 17,528,292
                                                         -----------             -----------

                  LIABILITIES AND STOCKHOLDERS' EQUITY


Mortgage Notes Payable                                  $ 19,027,057            $ 18,584,016
Other Liabilities                                            674,836                 255,705
                                                         -----------             -----------
    Total Liabilities                                     19,701,893              18,839,721

Stockholders' Equity
  Common Stock                                               104,368                 104,368
  Additional Paid-In Capital                                  52,674                  52,674
  Accumulated Earnings                                       548,257                 179,206
  Treasury Stock                                          (1,647,677)             (1,647,677)
                                                         -----------             -----------

    Total Stockholders' Equity                              (942,378)             (1,311,429)
                                                         -----------             -----------

                                                        $ 18,759,515            $ 17,528,292
                                                         ===========             ===========


See accompaning notes to interim consolidated financial statements.

                                                             Efficiency Lodge, Inc.

                                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                   (Unaudited)

                                               For the Three Months Ended March 31, 1999 and 1998

                                                                         Three Months Ended
                                                                               March 31,
                                                                  ----------------------------------
                                                                      1999                    1998
                                                                  ----------             -----------
Revenues                                                          $ 1,555,758            $ 1,194,198
Operating Expenses                                                    755,971                653,259
                                                                  -----------            -----------

   Operating Income                                                   799,787                540,939

Other (Income) Expense, net                                           229,325                299,144
                                                                  -----------            -----------
   Earnings (Loss) before Income Taxes                                570,462                241,795

Provision for Income Taxes                                            201,411                 52,117
                                                                  -----------            -----------

   Net Earnings (Loss)                                            $   369,051            $   189,678
                                                                  ===========            ===========

Net Earnings (Loss) per common share                              $      0.64            $      0.18
                                                                  ===========            ===========
Weighted Average Number of Common
   Shares Outstanding                                                 572,918              1,043,683
                                                                  ===========            ===========

See accompaning notes to interim consolidated financial statements.


                                                                         Efficiency Lodge, Inc.

                                                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                              (Unaudited)

                                                                   Three Months Ended March 31, 1999



                                                        Additional
                                      Common              Paid-In            Accumulated        Treasury
                                      Stock               Capital              Earnings           Stock                 Total
                                     --------             -------              --------        -----------          -----------
Balance at January 1, 1999           $104,368             $52,674              $179,206        ($1,647,677)         ($1,311,429)

Net Income for the Three Months                                                 369,051                                 369,051
                                     --------             -------              --------        -----------          -----------
Balance at March 31, 1999            $104,368             $52,674              $548,257        ($1,647,677)           ($942,378)
                                     ========             =======              ========        ===========          ===========

See accompaning notes to interim consolidated financial statements.

                                      EFFICIENCY LODGE, INC.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                          Three Months Ended March 31,
                                                                        --------------------------------
                                                                             1999              1998
                                                                        -------------    ---------------
Cash Flows from Operating Activities:
  Net Earnings (Loss)                                                   $   369,051       $     605,553
  Adjustments to Reconcile Net Earnings (Loss)
   to Net Cash Provided by Operating
   Activities:
     Depreciation and Amortization                                          186,364             381,886
     Changes in Assets and Liabilities:
      Other Assets                                                         (398,674)           (160,008)
      Other Liabilities                                                     418,566             330,284
                                                                         ----------         -----------
         Net Cash Provided by Operating Activities                          575,307           1,157,715
                                                                         ----------         -----------

Cash Flows from Investing Activities:
  Capital Expenditures                                                     (992,594)         (5,963,056)
                                                                         ----------         -----------
         Net Cash Used by Investing Activities                             (992,594)         (5,963,056)
                                                                         ----------         -----------

Cash Flows from Financing Activities:
  Principal Payments on Long-Term Debt                                      (56,395)         (5,064,880)
  Proceeds from Issuance of Debt                                            500,000          10,460,000
                                                                         ----------         -----------
         Net Cash Provided (Used) by Financing Activities                   443,605           5,395,120
                                                                         ----------         -----------
Increase (Decrease) in Cash and Cash Equivalents                             26,318             589,779

Cash and Cash Equivalents, beginning of period                              921,220             169,246
                                                                         ----------         -----------
Cash and Cash Equivalents, end of period                                $   947,539       $     759,025
                                                                         ==========         ===========

Cash Paid during the Period for Interest                                $   254,850       $     931,180
                                                                         ==========         ===========

See accompaning notes to interim consolidated financial statements.

                             Efficiency Lodge, Inc.
      NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        Three Months Ended March 31, 1999


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

     The results of operations for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year. The interim consolidated financial statements should be read in conjunction with the Company's 1998 consolidated financial statements and related notes.

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS


     Total assets increased during the first quarter from $17,528,292 on December 31, 1998 to $18,759,515 on March 31, 1999. This increase is primarily the result of the purchase of a lodge in March 1999.

     Revenue increased during the first quarter from $1,194,198 in 1998 to $1,555,758 in 1999. This increase can be attributed to the addition of three lodges. Two lodges began operation during the third quarter of 1998. One lodge is located in Kennesaw, Georgia (Town Center Lodge) and the other is located in Columbus, Georgia. The third lodge located in Louisville, Georgia had operations for the last half of March 1999.

     Operating expenses increased in the first quarter from $653,259 in 1998 to $755,971 in 1999. This increase is primarily attributable to the one time start up expenses of the three new lodges. Operating income increased from $540,939 in 1998 to $799,787 for the same period in 1999. Other expenses decreased from $299,144 in the first quarter of 1998 to $229,325 in 1999 wihch was primarily attributable to the refinancing of five lodges. Earnings before taxes were $570,462 for the first quarter of 1999 compared to $241,795 during the same period in 1998. Net earnings were $369,051 for the first quarter of 1999 compared to $189,678 in the first quarter of 1998. The Company continued a favorable trend in occupancy and revenue for the quarter.

     The Company purchased an existing motel in Louisville, Georgia on March 11, 1999 for a total purchase price of nine hundred seventy-five thousand dollars ($975,000). The Company paid $475,000 in cash and obtained a $500,000 loan from Georgia State Bank.


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  The following Exhibits are filed as part of this report:

     Exhibit
     Number         Description
     -------        -----------
       27           Financial Data Schedule - (for SEC use only)


     (b)  Reports on Form 8-K

     None.

                                  SIGNATURE


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           EFFICIENCY LODGE, INC.


DATE: May 12, 1999        By: /s/ W. Ray Barnes
                             -------------------------------------
                              W. Ray Barnes
                              President and Chief Executive Officer


DATE: May 12, 1999        By: /s/ Bonnie Byers
                             -------------------------------------
                              Bonnie Byers
                              Secretary/Treasurer