Form 10-Q
period 1999-06-30
EFFICIENCY LODGE INC
filed 1999-08-13
CIK 92066

EFFICIENCY LODGE, INC. FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1999

                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ____________

                        Commission File Number 000-02290

                             EFFICIENCY LODGE, INC.
        (Exact name of small business issuer as specified in its charter)

              Georgia                                    58-0898219
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or                                 Identification No.)
organization)

           5342 Old Floyd Road, P.O. Box 635, Mableton, Georgia 30059
                    (Address of principal executive offices)

                                  (770)819-0039
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

Shares outstanding of each of the issuer's classes of common equity at June 30, 1999: 572,918 shares of Common Stock, $0.44 per value share.

Transitional Small Business Disclosure Format (check one)

Yes /     /       No /  X  /

PART I
ITEM 1
                             Efficiency Lodge, Inc.

                           CONSOLIDATED BALANCE SHEET



                                     ASSETS

                                        June 30, 1999     December 31, 1998
                                        -------------     ------------------
                                               (Unaudited)

Property and Equipment, net              $ 15,463,258        $ 15,121,958
Cash                                        1,114,597             921,220
Other Assets                                2,482,740           1,485,114
                                         ------------        ------------

                                         $ 19,060,595        $ 17,528,292
                                         ============        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY



Mortgage Notes Payable                   $ 18,960,270        $ 18,584,016
Other Liabilities                             792,061             255,705
                                         ------------        ------------

     Total Liabilities                     19,752,331          18,839,721

Stockholders' Equity
   Common Stock                               104,368             104,368
   Additional Paid-In Capital                  52,674              52,674
   Accumulated Earnings                       798,899             179,206
   Treasury Stock                          (1,647,677)         (1,647,677)
                                         ------------        ------------

     Total Stockholders' Equity              (691,736)         (1,311,429)
                                         ------------        ------------

                                         $ 19,060,595        $ 17,528,292
                                         ============        ============

                                        Efficiency Lodge, Inc.

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                             For the Quarter Ended June 30, 1999 and 1998
                           For the Six Months Ended June 30, 1999 and 1998

                                                  Quarter Ended                Six Months Ended
                                                     June 30,                      June 30,
                                                1999           1998           1999           1998
                                             ----------     ----------     ----------     ----------
Revenues                                     $1,677,912     $1,214,586     $3,233,670     $2,408,784
Operating Expenses                              893,093        633,433      1,649,703      1,286,692
                                             ----------     ----------     ----------     ----------


     Operating Income                           784,819        581,153      1,583,967      1,122,092

Other (Income) Expense, net                     385,336        280,712        614,660        577,140
                                             ----------     ----------     ----------     ----------

     Earnings (Loss) before Income Taxes        399,483        300,441        969,307        544,952

Provision for Income Taxes                      148,203        107,571        349,614        159,688
                                             ----------     ----------     ----------     ----------

     Net Earnings (Loss)                     $  251,280     $  192,870     $  619,693     $  385,264
                                             ==========     ==========     ==========     ==========


Net Earnings (Loss) per common share         $     0.44     $     0.18     $     1.08     $     0.37
                                             ==========     ==========     ==========     ==========

Weighted Average Number of Common
   Shares Outstanding                           572,918      1,043,683        572,918      1,043,683
                                             ==========     ==========     ==========     ==========

                                         Efficiency Lodge, Inc.

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                              (Unaudited)

                                     Six Months Ended June 30, 1999



                                              Additional
                                   Common       Paid-In   Accumulated     Treasury
                                   Stock        Capital     Earnings        Stock           Total
                                   -----        -------     --------        -----           -----
Balance at January 1, 1999        $104,368     $ 52,674     $179,206     ($1,647,677)     ($1,311,429)

Net Income for the Six Months                                619,693                          619,693
                                  --------     --------     --------     -----------      -----------

Balance at June 30, 1999          $104,368     $ 52,674     $798,899     ($1,647,677)     ($  691,736)
                                  ========     ========     ========     ===========      ===========

                                   Efficiency Lodge, Inc.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                 Six Months Ended June 30,

                                                                    1999           1998
                                                                -----------      ---------
Cash Flows from Operating Activities:
   Net Earnings (Loss)                                          $   619,693      $ 385,264
   Adjustments to Reconcile Net Earnings (Loss)
     to Net Cash Provided by Operating
     Activities:
        Depreciation and Amortization                               380,129        213,626
        Changes in Assets and Liabilities:
           Other Assets                                            (467,616)       (69,279)
           Other Liabilities                                        535,791        209,727
                                                                -----------      ---------

            Net Cash Provided by Operating Activities             1,067,997        739,338

Cash Flows from Investing Activities:
    Investment Purchases                                           (213,737)          --
   Capital Expenditures                                          (1,037,702)      (102,456)
                                                                -----------      ---------

            Net Cash Used by Investing Activities                (1,251,439)      (102,456)


Cash Flows from Financing Activities:
   Principal Payments on Long-Term Debt                            (123,181)      (245,014)
   Proceeds from Issuance of Debt                                   500,000           --
                                                                -----------      ---------

           Net Cash Provided (Used) by Financing Activities         376,819       (245,014)
                                                                -----------      ---------
Increase (Decrease) in Cash and Cash Equivalents                    193,377        391,868

Cash and Cash Equivalents, beginning of period                      921,220        169,246
                                                                -----------      ---------

Cash and Cash Equivalents, end of period                        $ 1,114,597      $ 561,114
                                                                ===========      =========

Cash Paid during the Period for Interest                        $   674,727      $ 605,831
                                                                ===========      =========

                             Efficiency Lodge, Inc.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                         Six Months Ended June 30, 1999



NOTE A -- BASIS OF PREPARATION

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

         The results of operations for the quarter ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year. The interim consolidated financial statements should be read in conjunction with the Company's 1998 consolidated financial statements and related notes.

Item 2.  Management Discussion and Analysis

         Total assets increased during the first quarter from $17,528,292 on December 31, 1998 to $19,060,595 on June 30, 1999. This increase is primarily the result of the purchase of a lodge in March 1999.

         Revenue increased during the second quarter from $1,214,586 in the second quarter of 1998 to $1,677,912 in 1999. This increase can be attributed to the addition of three lodges. Two lodges began operation during the third quarter of 1998. One lodge is located in Kennesaw, Georgia (Town Center Lodge) and the other is located in Columbus, Georgia. The third lodge located in Louisville, Georgia had operations for the last half of March 1999.

         Operating expenses increased in the second quarter from $633,433 in 1998 to $893,093 in 1999. This increase is primarily attributable to the one time start up expenses of the three new lodges. Operating income increased from $581,153 in 1998 to $784,819 for the same period in 1999. Other expenses increased from $280,712 in the second quarter of 1998 to $385,336 in 1999 wihch was primarily attributable to the refinancing of five lodges. Earnings before taxes were $399,483 for the second quarter of 1999 compared to $300,441 during the same period in 1998. Net earnings were $251,280 for the second quarter of 1999 compared to $192,870 in the second quarter of 1998. The Company continued a favorable trend in occupancy and revenue for the quarter.

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

Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following Exhibits are filed as part of this report:

         Exhibit
         Number                     Description
             27                     Financial Data Schedule - (for SEC use only)

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    EFFICIENCY LODGE, INC.


DATE: August 6, 1999               By: /s/ W. Ray Barnes
                                      W. Ray Barnes
                                      President and Chief Executive Officer


DATE: August 6, 1999               By: /s/ Bonnie Byers
                                      Bonnie Byers
                                      Secretary/Treasurer