Form 10QSB
period 1999-09-30
EFFICIENCY LODGE INC
filed 1999-11-15
CIK 92066

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1999

                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  ___________  to ___________

                        Commission File Number 000-02290

                             EFFICIENCY LODGE, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       GEORGIA                                       58-0898219
----------------------------                      ----------------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or                               Identification No.)
organization)

           5342 OLD FLOYD ROAD, P.O. BOX 635, MABLETON, GEORGIA 30126
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                  (770)819-0039
                 -----------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /_/ No /X/

Shares outstanding of each of the issuer's classes of common equity at September 30, 1999: 18,242 shares of Common Stock, no par value.

Transitional Small Business Disclosure Format (check one)

Yes /_/      No /X/

PART I - Financial Information

Item 1 - Financial Statements.

                           Efficiency Lodge, Inc.

                         CONSOLIDATED BALANCE SHEET



                                   ASSETS


                                       September 30, 1999   December 31, 1999
                                       ------------------   -----------------
                                            (Unaudited)


Property and Equipment, net                 $ 18,509,244      $ 15,121,958
Cash                                             993,608           921,220
Other Assets                                   2,008,833         1,485,114
                                            ------------      ------------

                                            $ 21,511,685      $ 17,528,292
                                            ============      ============


                    LIABILITIES AND STOCKHOLDERS' EQUITY


Mortgage Notes Payable                      $ 20,384,367      $ 18,584,016
Other Liabilities                                798,889           255,705
                                            ------------      ------------

     Total Liabilities                        21,183,256        18,839,721

Stockholders' Equity
   Common Stock                                1,104,251           104,368
   Additional Paid-In Capital                     --                52,674
   Accumulated Earnings                          895,974           179,206
   Treasury Stock                             (1,671,796)       (1,647,677)
                                            ------------      ------------

     Total Stockholders' Equity                  328,429        (1,311,429)
                                            ------------      ------------

                                            $ 21,511,685      $ 17,528,292
                                            ============      ============

                                        Efficiency Lodge, Inc.

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)

             For the Quarter Ended September 30, 1999 and 1998 For the Nine Months Ended
                                     September 30, 1999 and 1998



                                                   Quarter Ended              Nine Months Ended
                                                   September 30,                September 30,
                                             -------------------------    --------------------------
                                                1999           1998           1999           1998
                                             ----------    -----------    ----------      ----------
Revenues                                     $1,734,327     $1,430,502     $4,967,998     $3,839,287
Operating Expenses                            1,133,482        808,258      2,783,185      2,094,951
                                             ----------     ----------     ----------     ----------

     Operating Income                           600,845        622,244      2,184,813      1,744,336

Other (Income) Expense, net                     391,208        307,800      1,005,869        884,940
                                             ----------     ----------     ----------     ----------

     Earnings before Income Taxes               209,637        314,444      1,178,944        859,396

Provision for Income Taxes                      112,562         94,155        462,176        253,843
                                             ----------     ----------     ----------     ----------

     Net Earnings                            $   97,075     $  220,289     $  716,768     $  605,553
                                             ==========     ==========     ==========     ==========


Net Earnings per common share                $     5.32     $     6.33     $    39.29     $    17.41
                                             ==========     ==========     ==========     ==========

Weighted Average Number of Common
   Shares Outstanding                            18,242         34,789         18,242         34,789
                                             ==========     ==========     ==========     ==========

        Efficiency Lodge, Inc.

                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                              (Unaudited)

                                  Nine Months Ended September 30, 1999

                                               Additional
                                   Common        Paid-In    Accumulated    Treasury
                                    Stock        Capital      Earnings       Stock             Total
                                   --------     --------     --------     -----------      -----------
Balance at January 1, 1999         $104,368     $ 52,674     $179,206     ($1,647,677)     ($1,311,429)

Capital Contributions                  --        947,209         --             --             947,209

Increase in Treasury Stock             --           --           --           (24,119)         (24,119)

Reclass no par value
   common stock                     999,883     (999,883)        --             --               --

Net Income for the Nine Months         --           --        716,768           --             716,768
                                 ----------     --------     --------     -----------      -----------

Balance at September 30, 1999    $1,104,251     $   --       $895,974     ($1,671,796)     $   328,429
                                 ==========     ========     ========     ===========      ===========

                                     Efficiency Lodge, Inc.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)


                                Nine Months Ended September 30,

                                                                   1999               1998
                                                               ------------      -------------
Cash Flows from Operating Activities:
   Net Earnings (Loss)                                          $   716,768      $    605,553
   Adjustments to Reconcile Net Earnings (Loss)
     to Net Cash Provided by Operating
     Activities:
        Depreciation and Amortization                               593,766           381,886
        Changes in Assets and Liabilities:
           Other Assets                                            (313,502)         (160,008)
           Other Liabilities                                        542,619           330,284
                                                                -----------      ------------

            Net Cash Provided by Operating Activities             1,539,651         1,157,715


Cash Flows from Investing Activities:
    Loans to Others                                                (149,059)             --
    Investment Purchases                                           (288,175)             --
   Capital Expenditures                                          (1,271,833)       (5,963,056)
                                                                -----------      ------------

            Net Cash Used by Investing Activities                (1,709,067)       (5,963,056)


Cash Flows from Financing Activities:
   Purchase of Treasury Stock                                       (24,119)             --
   Principal Payments on Long-Term Debt                            (234,077)       (5,064,880)
   Proceeds from Issuance of Debt                                   500,000        10,460,000
                                                                -----------      ------------

           Net Cash Provided  by Financing Activities               241,804         5,395,120
                                                                -----------      ------------

Increase in Cash and Cash Equivalents                                72,388           589,779

Cash and Cash Equivalents, beginning of period                      921,220           169,246
                                                                -----------      ------------

Cash and Cash Equivalents, end of period                        $   993,608      $    759,025
                                                                ===========      ============


Cash Paid during the Period for:
       Interest                                                 $ 1,107,141      $    931,180
                                                                ===========      ============
       Income Taxes                                             $   127,466      $    107,961
                                                                ===========      ============

                             Efficiency Lodge, Inc.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      Nine Months Ended September 30, 1999



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

         The results of operations for the quarter ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year. The interim consolidated financial statements should be read in conjunction with the Company's 1998 consolidated financial statements and related notes.

NOTE B -- COMMON STOCK

           On August 5, 1999 the shareholders authorized a reverse stock split of one for thirty of common stock. The reverse stock split has been presented retroactively in the financial statements. The articles of incorporation were also amended to change the common stock to no par value.

Item 2.  Management Discussion and Analysis


         Total assets increased during the third quarter from $17,528,292 on December 31, 1998 to $21,511,685 on September 30, 1999. This increase is primarily the result of the purchase of a lodge in March 1999 and the purchase of rental property in August 1999. The Company purchased an existing lodge in Lousiville, Georgia on March 11, 1999 for the total purchase price of nine hundred seventy-five thousand dollars ($975,000). The Company paid $475,000 cash and obtained a $500,000 loan from Georgia State Bank. The Company purchased the rental property with a cost totalling $3,009,998. Mortgages totalling $1,537,564 were assumed, note receivables totalling $525,225 were cancelled and capital contribuitons of $947,209 were recorded. Other assets also increased due to the capitalization of closing costs related to the lodge acquisition.

         Revenue increased during the third quarter from $1,430,502 in the third quarter of 1998 to $1,734,327 in 1999. This increase can be attributed to the addition of three lodges. Two lodges began operation during the third quarter of 1998. One lodge is located in Kennesaw, Georgia (Town Center Lodge) and the other is located in Columbus, Georgia. The third lodge located in Louisville, Georgia began operations in March 1999.

         Operating expenses increased in the third quarter from $808,258 in 1998 to $1,133,482 in 1999. When a portion of the refinancing closed in August of 1998 the next interest payment was not due and paid until October 1. Absent the refinancing, under a normal monthly payment schedule, approximately $100,000 of interest expense would have been paid in third quarter. Third quarter expenses in 1998, had this been paid, would have been approximately $908,258 compared to $1,133,482 in 1999.

Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held a special meeting of shareholders on August 5, 1999 to consider a proposal to reduce the number of outstanding shares of the Company's Common Stock through a one-for-thirty reverse split of such outstanding shares, and to consider and vote upon an amendment to the Company's Articles of Incorporation to effect such a reverse stock split. Of 572,681 shares outstanding, 526,012 were represented at the meeting and voted in favor of the proposal and Articles Amendment. No shares were voted against the proposal,and there were no abstentions.

Item 5.  Other Information

         On August 1, 1999 the Company purchased rental properties from W. Ray Barnes, the Company's president, a director and majority shareholder. The properties consisted of fifty-three single family residences, four duplex residential properties and one commercial property occupied by a convenience store and an automobile repair shop. Total consideration given by the Company was its assumption of approximately $1,538,000 in mortgages on the properties and its cancellation of approximately $789,000 of notes payable from Mr. Barnes and his affiliated business. The Company received an appraisal of the properties which reflected a valuation exceeding the consideration paid. The Company intends to continue operating the properties as rental properties.


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


                                       EFFICIENCY LODGE, INC.


DATE: November 10, 1999               By:  /s/ W. Ray Barnes
                                         W. Ray Barnes
                                         President and Chief Executive Officer


DATE: November 10, 1999               By: /s/ Bonnie L. Byers
                                         Bonnie Byers
                                         Secretary/Treasurer