Form 10KSB40
period 1999-12-31
EFFICIENCY LODGE INC
filed 2000-04-17
CIK 92066

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. -----
                                                    | X |
                                                    -----
     State issuer's revenues for its most recent fiscal year.  $6,848,997.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: as of March 1, 2000, there were 840 shares of Common Stock, no par value, outstanding held by non-affiliates of the issuer, with an aggregate value of $252,000 (based upon a value of $300.00 per share, the cash value of the converted shares after the 30 for 1 reverse stock split by the Company on August 5, 1999.) There is no established trading market for the Common Stock, and the issuer does not know of any sales made in the last sixty days.

     At March 1, 2000, there were issued and outstanding 18,364 shares of Common Stock, no par value.

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

     On August 5, 1999, the Company's Shareholders approved a 30 for 1 reverse split of the Company's common stock (the "Reverse Split"). Pursuant to the Reverse Split, fractional shares of common stock were converted to cash at the rate of $10.00 per share of common stock out- standing prior to the Reverse Split.

     ELI was formed in January 1993 as the result of the consolidation of five existing companies, each of which operated an extended-stay lodging facility. ELI engaged in the business of developing and owning lodging facilities that offer both temporary and long-term accommodations ("Efficiency Lodges" or "Lodges"). The Company now owns and operates twelve Efficiency Lodges, which are located in or near East Point, Douglasville, Atlanta, Dekalb County, Carrollton, Cartersville, Forest Park, Kennesaw, Columbus, and Louisville, Georgia, and Pensacola, Florida. The Lodges have an aggregate of 1,357 guest rooms. In addition, the Company owns and operates rental properties consisting of 53 single family residences, four duplex residential properties, and one commercial property in or near Atlanta, Georgia (the "Rental Properties"). In the following description of the Company's business, activities and properties, ELI's business, activities and properties, except as otherwise indicated, are described as those of the Company.

     Extended-stay lodges such as the Efficiency Lodges are designed to serve guests who require lodging for a minimum of seven days in rooms designed to include functional space and, in particular, fully-equipped cooking facilities. The extended-stay lodging industry (which includes economy extended-stay motels) is a relatively small but growing part of the lodging industry. Management of the Company believes that the consumer demand for economy extended-stay lodges is underserved and increasing. The economic, social and demographic changes in the United States contributing to the demand for extended-stay lodging include, among others, the restructuring of corporate America, the increased mobility of the population of the United States, the increase in single- person households, the travel requirements of a service economy and the increasingly strict credit standards of many apartment operators. Unlike most types of rental property which are generally subject to leases of six months or longer, extended-stay lodges, including Efficiency Lodges, may raise or lower rents (i.e., room rates) with much greater frequency based upon occupancy levels. Typical guests in economy extended-stay properties include people on short-term work or training assignments, individuals in the midst of relocation for business or personal reasons, military and government personnel, recreational travelers, and persons who cannot meet the credit standards of apartments.

     The Company has acquired the Rental Properties in and near Atlanta, Georgia. The Rental Properties are primarily residential buildings with one year leases. Rents are paid monthly. The Company owns one commercial property which has two tenants, both of which have one year leases.

OPERATIONS

     The Company's operations manual guides on-site management of each Lodge, which is managed by a Property Manager, who resides on site, and an Assistant Manager. Managers are trained in all aspects of extended- stay lodge operations, with particular emphasis placed on customer service. The managers are trained to provide conscientious customer service, they are provided with incentives to exercise the authority granted to them, and they are efficiently supervised through management information systems and on-site audits by the Company's management, which visits and inspects each Efficiency Lodge on a regular basis to ensure that consistency and quality standards are being met. Managers and staff receive bonuses based on both performance and occupancy.

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

     For 1999, the overall average occupancy rate for the Company's Lodges was 85%, the average weekly rental rate was $151.69 and the revenue per available room was $128.66.

     The Company operates its Rental Properties by leasing units to residential occupants. The average occupancy rate is 98%. The average rental rate is $590.00 per month.

BUSINESS STRATEGY

     The Company intends to (i) develop additional Lodges, (ii) purchase motels for conversion to the Efficiency Lodge format or purchase existing economy extended-stay motels that meet current Company acquisition criteria, and (iii) realize increased lease revenues from growth in room revenues. The Company will focus initially on development and acquisition opportunities available in the Southeastern United States. The Company may build or acquire additional Lodges by borrowing funds, exchanging capital stock, raising capital through the issuance and sale of equity, or through its cash flow.

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

COMPETITION

     The lodging industry is highly competitive. Each Efficiency Lodge is located in a developed area that includes motels and other lodges and in some cases other economy extended-stay lodges. The Company does not believe that any single competitor or small number of competitors is dominant in the markets in which its Lodges are located. The number of competitive facilities in a particular area has a material effect on occupancy and revenues of Lodges. The Company seeks to compete based on the prices charged, the quality of the facilities, and service to guests.

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

     Phase I environmental audits have been obtained on all of the Company's Lodges. The Phase I audits were intended to identify potential sources of contamination for which the Lodges may be responsible and to assess the status of environmental regulatory compliance. These audits included historical reviews of the Lodges, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screening for the presence of asbestos, PCB's, and underground storage tanks, and the preparation and issuance of a written report. The Phase I assessments did not include invasive procedures, such as soil sampling or ground water analysis.

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

     The Company believes that the Lodges and the Rental Properties are in compliance in all material respects with all federal, state, and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters. The Company has not been notified by any governmental authority of any material noncompliance, liability, or claim relating to hazardous or toxic substances or other environmental issues in connection with any of its present or former properties.

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


EMPLOYEES

     As of December 31, 1999, the Company had no employees. Instead, the Company leases approximately 65 full-time employees, including members of management, pursuant to an agreement with Team Staff, Inc. Under the Company's agreement with Team Staff, the Company selects its employees who are hired by Team Staff, which provides administrative services and is responsible for the payment of all employee wages, payroll taxes and employee benefits. The Company also occasionally hires part-time employees through Team Staff. The Company has elected to lease employees to minimize its administrative expenses and to take advantage of economies of scale offered by Team Staff in providing workers' compensation insurance, employee benefits and administrative services. The Company is charged a fee for the employee and administrative services received. The fee is based on the hourly rate of the employee and hours worked plus a percentage of gross wages for payroll taxes, insurance and other benefits. The lease was renewed on [June 1, 1999], and may be terminated by the Company on [June 1, 2000]. The Company believes that its relationship with its leased employees is good.

TRADEMARKS

     The Company has registered the service mark "Efficiency Lodge" in the state of Georgia and with the United States Patent and Trademark Office for hotel and motel services. The registration extends until 2003 and is thereafter renewable for ten-year periods.

CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

     In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements. These statements involve a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Some of these risks might include, but are not limited to, those discussed in "Competition" section above. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in 2000 and any Current Reports on Form 8-K filed by the Company.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company constructed all but four of the Company's Efficiency Lodges using a standard design, with similar architectural styles and guest room floor plans and similar construction materials. Five Efficiency Lodges were purchased from other operators. Each Efficiency Lodge includes guest rooms, a manager's apartment, an office and a guest laundry room. Each guest room contains a combination living room and bedroom, a bathroom, a closet, a fully-equipped kitchenette, and a table and chairs. Guest services, which are minimal in comparison to motels or hotels, typically include limited front desk hours and limited maid service, and extra charges for amenities, such as televisions.

     Each Efficiency Lodge is an economy extended-stay facility with room rates that are typically lower than those charged by most motels and hotels in its market. Although daily rates are available, most guests at the Efficiency Lodges choose to occupy rooms on a weekly basis, at rates which, as of December 31, 1999, ranged from $109 to $144 per week for single occupancy. The Efficiency Lodges are able to charge lower rates (a) because of the elimination of certain amenities found in higher-priced lodging facilities, such as restaurants, cocktail lounges, meeting rooms, retail shops, pools and other large common areas, which the Company has found to be unnecessary for the comfort and enjoyment of its extended-stay guests, and (b) because they use economical furniture, fixtures and equipment. The Company provides its extended-stay guests with free access to satellite TV, convenience items for sale in the front office, and an on-premises laundry facility.

     The following lodges secure a note to one lender, with an outstanding balance at December 31, 1999, of approximately $10,302,113. The loan accrues interest at 8.02% annually and matures in 2018.

     EAST POINT LODGE. This two-story 40-room Lodge is located at 1275 Norman Berry Drive near East Point, Georgia on approximately two-thirds of an acre. The Lodge has been owned by the Company since 1987.

     DOUGLASVILLE   LODGE.   This  two-story,   148-room  Lodge  is  located  in
Douglasville, Georgia on Highway 92. The Lodge has been owned by the Company since 1988.

     FULTON LODGE.  This two-story  152-room  Lodge is located on  approximately
2.77 acres at 4050 Wendell Drive in Atlanta. The Lodge has been owned by the Company since 1989.

     WEST GEORGIA LODGE. This two-story 128-room Lodge is located on 4.18 acres on Bankhead Highway in Carrollton, Georgia. The Company has owned this Lodge since March 1990.

     DEKALB LODGE. This 103-room Lodge is located on Flat Shoals Road, Decatur, Georgia. It was purchased by the Company immediately after its construction was completed in 1997.

     TOWNCENTER LODGE. This two-story 124-room Lodge is located at 2665 North Cobb Parkway, Kennesaw, Georgia. The Lodge has been owned by the Company since it was acquired in August, 1998.

     The following lodge has long-term debt with an aggregate outstanding balance at December 31, 1999, of approximately $101,029. The loan accrues interest at 8.95% annually and matures in 2024.

     FOREST PARK LODGE. This two-story 124-room Lodge is located on approximately 2.28 acres in Forest Park, a commercial area of Atlanta. The property has an approximately 2,500 square-foot auxiliary building used for office and retail space. The Lodge has been owned by the Company since 1991.

     The following lodge secures an adjustable rate mortgage with an aggregate outstanding balance at December 31, 1999 of approximately $1,989,919. The loan accrues interest at 1 1/2% over prime and matures in 2013.

     COLUMBUS LODGE. This two-story 124-room Lodge is located at 1776 Betwood Place, Columbus, Georgia. The Company has owned this Lodge since 1998.

     The following lodge secures debt to two lenders, including the former owner of the property, with outstanding balances at December 31, 1999, aggregating approximately $182,520. The first mortgage matures in 2019, and the second matures in 2025. The loans accrue interest at 10.25% annually.

     BARTOW LODGE.  This two-story  124-room  Lodge is located on  approximately
3.89 acres near Highway 20 in Cartersville, Georgia. The Company has owned this Lodge since July 1995.

     The following lodge has long-term debt with an aggregate outstanding balance at December 31, 1999 of approximately $492,262. The loan accrues interest at 8.3% annually and matures in 2019.

     LOUISVILLE LODGE. This two-storey 42-room Lodge is located at Highway 1 Bypass in Louisville, Georgia on 2.95 acres. It was purchased by the Company in March of 1999.

     The following two lodges secure debt to two lenders, with outstanding balances at December 31, 1999 aggregateing approximately $6,135,585. The first loan accrues interest at 8.5% annually and matures in 2004. The second loan accrues interest at 9.5% annually and matures in 2004.

     HOME STAY LODGE. This two story 124-room Lodge is located at Davis Highway in Pensacola, Florida. The Company has owned this Lodge since December, 1999.

     HOME STAY LODGE. This two story 124-room Lodge is located at Mobile Highway in Pensacola Florida. The Company has owned this Lodge since December, 1999.

     The following rental properties have long-term debt with an outstanding balance at December 31, 1999 of $2,750,000.

     RENTAL PROPERTIES. These properties consist of 53 single family residences, four duplex residential properties and are commercial property occupied by a convenience store and an automobile repair shop.

     Total debt of the Company as of December 31, 1999, was approximately $27,703,427.

     As of December 31, 1999, there were no lease agreements in effect for any of the Lodges, nor any contracts in place to sell any such properties.

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

ITEM 3.   LEGAL PROCEEDINGS.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A special meeting of Shareholders was held on August 5, 1999. The shareholders approved a 30 for 1 reverse split of the Company's common stock. Holders of 526,012 shares votes for the Reverse Split, holders of 0 shares voted against it, and 0 shares abstained.

     See also the Company's current reports on form 10-QSB filed November 15, 1999 which is incorporated by reference herein.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

     There is no public trading market for the Company's Common Stock. As of January 1, 2000, there were 18,364 outstanding shares of Common Stock and approximately 379 holders of record of such shares. Although there are currently no legal or contractual restrictions on the payment of dividends by the Company, the Company has not paid dividends in the last two years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEARS ENDED DECEMBER 31, 1999 AND 1998

     Total assets on December 31, 1999 were $27,462,761, an increase of $9,934,469 from the same date in 1998. This increase is primarily due to the net of the following changes: property and equipment increased $10,536,659; investments increased $333,844; cash decreased $684,129; and notes receivable decreased $246,898. In March 1999, the Company acquired substantially all of the assets of an existing lodge in Louisville, Georgia for $975,000. In August 1999, the Company acquired 58 primarily residential rental properties in the Atlanta area for $3,132,470. In December 1999, the Company acquired all of the assets of two existing lodges in Pensacola, Florida for $6,450,000. Surplus cash was invested in equity securities during the year thereby increasing investments to $418,405 at December 31, 1999. Total liabilities on December 31, 1999 were 28,426,377 compared to $18,839,721 at December 31, 1998, an increase of $9,586,656. Notes payable increased $9,119,411 at December 31, 1999 due to the financing of the Louisville lodge, Rental Properties and the two Pensacola lodges.

     Revenue for the year ending December 31, 1999 was $6,848,997 compared to $5,363,959 for the year ended December 31, 1998, an increase of $1,485,038, or 28%. This increase is primarily due to the Columbus Lodge and Town Center Lodge having full years of operations in 1999. The Louisville lodge, Rental Properties and Pensacola lodges generated an additional $275,645, $210,026 and $91,941 of revenue, respectively, for the Company during 1999.

     Operating expenses increased from $3,313,632 in 1998 to $4,138,853 in 1999, an increase of $825,221. This increase can be attributed to the fact that advertising expense increased $27,882, depreciation expense increased $275,447, employee lease expense increased $101,071, management fees increased $81,486, repairs and maintenance expenses increased $223,144, taxes and licenses increased $136,122, and utilities increased $92,777 in 1999. Advertising expenses increased due to additional expenses incurred by the Columbus Lodge and the Louisville Lodge. Depreciation, employee lease expense, management fees, taxes and licenses, and utilities increased due to the full year of operations of the Columbus Lodge and the Town Center Lodge and due to expenses incurred by the new properties acquired in 1999. Repairs and maintenance expenses increased for all lodges, but 27% of the aggregate increase was incurred by the Rental Properties.

     Management fees are based on a percentage of gross revenue; therefore, the revenue increase resulted in a management fee increase. Interest expense increased from $1,387,426 in 1998 to $1,677,972 in 1999, an increase of $290,546 or 21%. This increase is due to the financing of the Louisville Lodge, the Home Stay Lodges, and the Rental Properties, and due to a full year of interest expense on the Columbus Lodge and the Town Center Lodge.

     The Company purchased an existing motel in Louisville, Georgia on March 11, 1999 for a total purchase price of $975,000. The Company paid $475,000 in cash and obtained a $500,000 loan from Georgia State Bank. On August 1, 1999, the Company acquired, from a company owned by a stockholder, substantially all of the assets of 58 rental properties for $3,132,470, assumed existing mortgages of $2,883,000 and applied certain receivables from the stockholder in the amount of $246,899 against the purchase price. The resulting credit was to additional paid-in capital for $2,571. On December 1, 1999, the Company acquired substantially all of the assets of 2 existing lodges in Pensacola, Florida for $6,450,000. The Company paid approximately $293,035 in cash, assumed a Note due 2004, accruing interest at 8.5% annually, in aggregate principal amount of $5,420,000, and assumed a Promissory Note due 2004, accruing interest at New York Prime + 1%, in aggregate principal amount of $797,040.83.

     The Company entered into a note agreement for $2,750,000 in November 1999 to refinance the debt on the Rental Properties.

     During 1999 the Company repurchased 734 shares of common stock from its' shareholders. This stock is currently held by the Company as treasury stock. 8,333 shares of treasury stock are pledged to secure a loan.

     Net income before taxes and extraordinary item increased from $680,093 in 1998 to $992,919 in 1999, an increase of $312,826. Net income was $231,812 in
1998 compared to $617,899 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has funded its operations primarily with cash flow from operations. For the year ended December 31, 1999, the Company had a decrease in cash of $681,129 compared to an increase in cash of $796,071 for the year ended December 31, 1998. The Company had cash balances of $237,091 and $921,220 at December 31, 1999 and 1998, respectively. Idle cash of $333,844 was invested in equity securities in 1999.

     The Company anticipates building or acquiring additional Lodges in the future and may seek to do so by incurring debt. The Company is currently having a lodge constructed in Austell, Georgia, which it plans to open in the second quarter of 2000.

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

     None.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors are elected by the Company's shareholders at annual meetings and serve until their successors are duly elected and qualified. Of the current directors of the Company, two were appointed by the Board of Directors of the Company at the time of the Merger, one was appointed in May of 1999, and the other directors were elected by the shareholders. The Company held a special meeting of shareholders on April 5, 1999. Directors of the Company remained on the Board and will continue to serve until their successors are duly elected and qualified. Officers may be elected by the Company's Board of Directors annually, and they serve until their successors are duly elected and qualified. Accordingly, the current officers of the Company are serving until their successors are so elected and qualified.


Name (Age)                  Position(s)       Business Experience During the Past Five Years
----------                  -----------       ----------------------------------------------
W. Ray Barnes (60)          Director,         Mr. Ray Barnes has served as a director, President
                            President and     and Chief Executive Officer of ELI and its
                            Chief             predecessors since 1986.  Mr. Barnes has owned and
                            Executive         operated Barnes Store in Mableton, Georgia since
                            Officer, Chief    1954.  He has also been a director of Georgia State Bank
                            Financial         and Community Financial Corporation and a director
                            Officer and       of Alabama National Bancorporation since
                            Chief             December 1998.
                            Accounting
                            Officer

Arthur L. Crowe, Jr. (75)   Director          Mr. Crowe has served as a director of the Company
                                              since 1994.  Mr. Crowe, an attorney, has maintained
                                              a solo practice since 1989, and also currently serves
                                              as counsel with the law firm of Cauthorn & Phillips,
                                              P.C. in Marietta, Georgia.

Joseph A. Cochran (69)      Director          Mr. Cochran has been a director of the Company and
                                              its affiliates, Piedmont Southern Co., Pacemaker
                                              Properties, Inc., Ramco Inns of Georgia, Inc., SAC
                                              Building, Piedmont Southern Insurance Agency and
                                              SAC Holdings since 1966, and President of each of
                                              the foregoing affiliates since 1990.  Mr. Cochran, an
                                              attorney, has been a member of the law firm of
                                              Cochran, Camp & Snipes since 1966.

Ken F. Thigpen (59)         Director          Mr. Thigpen has served as a director of the
                                              Company, Piedmont  Southern Co., Pacemaker
                                              Properties, Inc., Ramco Inns of Georgia, Inc., SAC
                                              Building, Piedmont Southern Insurance Agency, and
                                              SAC Holdings since 1994, and as a director of ELI
                                              since 1994.  Mr. Thigpen has been President and
                                              Chief Executive Officer of Georgia State Bank since
                                              1990.

Dr. Roy W. Sweat, D.C.      Director          Dr. Sweat has been a director of the Company,
(72)                                          Piedmont Southern Co., Pacemaker Properties, Inc.,
                                              Ramco Inns of Georgia, Inc., SAC Building,
                                              Piedmont Southern Insurance Agency, and SAC
                                              Holdings since 1963 and Vice President of each of
                                              the foregoing affiliates since 1990.  Dr. Sweat, a
                                              chiropractor, is president of Sweat Chiropractic
                                              Clinic, P.C.

Mr. Larry V. Watts (61)     Director          Mr. Watts has been a director of the Company
                                              since May 1999.  He is the owner of Concorde
                                              Development & Construction, Inc., which was
                                              established in 1985.  Mr. Watts has ownership
                                              interests in other extended stay lodges.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, each executive officer, director and beneficial owner of 10% or more of the Company's Common Stock is required to file certain forms with the Securities and Exchange Commission. A report of beneficial ownership of the Company's Common Stock on Form 3 is due at the time such person becomes subject to the reporting requirement and a report on Form 4 or 5 must be filed to reflect changes in beneficial ownership occurring thereafter. The Company believes that all filing requirements applicable to its officers and directors were complied with during the 1999 fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

MANAGEMENT COMPENSATION

     The following table sets forth the compensation paid to Ray Barnes, chief executive officer of ELI.


                          SUMMARY COMPENSATION TABLE

                              Annual Compensation
                              -------------------
            Name and Principal
            Position                Year    Salary   Other <F1>
            ---------------------------------------------------

            Ray Barnes,             1999   $50,000   $280,459
            President and Chief     1998   $50,000   $204,474
            Executive Officer,      1997   $50,000   $169,487
            Chief Financial
            Officer and Chief
            Accounting Officer
---------------
[FN]
<F1> Ray Barnes, doing business as Barnes Store, is paid a fee for management of the Company's properties. See Item 12 "Certain Relationships and Related Transactions."

DIRECTORS' COMPENSATION

     Directors of the Company received $250 for each meeting of the Board of Directors attended in 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PERSONS BENEFICIALLY OWNING GREATER THAN FIVE PERCENT OF THE COMPANY'S COMMON STOCK

     The following table sets forth the persons known by the Company to own beneficially more than five percent of the Company's voting securities.

                   Name and Address of     Amount and Nature       Percent of
Title of Class     Beneficial Owner        of Beneficial Owner     Common Stock
--------------     -------------------     --------------------    ------------

Common Stock       W. Ray Barnes                 16,540              90.06%
                   1680 Seayes Road
                   P.O. Box 21
                   Mableton, GA 30059

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth information regarding beneficial ownership of the Company's common stock by management of the Company, as reflected in the stock records of the Company or provided to the Company by the beneficial owners.

  Name and Address                      Amount and Nature       Percent of
of Beneficial Owner                    of Beneficial Owner     Common Stock
-------------------                    -------------------     ------------

W. Ray Barnes                                 16,540             90.06%
1680 Seayes Road
P.O. Box 21
Mableton, GA  30059

Arthur L. Crowe, Jr.                             174               *
567 Colston Road
Marietta, GA  30014

Joseph A. Cochran                                 26               *
2950 Atlanta Street
Smyrna, GA  30080

Ken F. Thigpen                                   341             1.86%
2572 Oakwood Trace
Smyrna, GA  30080

Dr. Roy W. Sweat, D.C.                           273             1.49%
4735 River Court
Duluth, GA  30155

Larry V. Watts                                   170               *
988 Graymount Circle
Marietta, GA  30064

All officers and directors as a group         17,524            95.43%


------------
* Less than one percent

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has in place a management agreement with W. Ray Barnes (doing business as Barnes Store) pursuant to which Mr. Barnes provides management of the Company's properties in exchange for 4% of gross revenues of the Company less hotel/motel taxes and sales taxes. The agreement may be canceled by either party upon 60 days notice. In 1999, the Company paid $204,474 to Mr. Barnes for such management services.

     The Company entered into an Agreement for Sales and Purchase of Goods, effective September 1, 1996, with W. Ray Barnes (doing business as Barnes Store) pursuant to which Mr. Barnes furnishes merchandise and supplies at distributor's price plus 1% for the maintenance of the Company's facilities and for the construction of new units to the extent such merchandise and supplies are available to Mr. Barnes through Barnes Store's purchasing agreement with wholesalers. The agreement is cancelable by either party upon 60 days notice. In 1999, the Company purchased maintenance supplies totaling $284,215 from Mr. Barnes.

     The Company acquired the Rental Properties from a company owned by W. Ray Barnes on August 1, 1999, at a cost of $3,132,470, which included the assumption of a $2,883,000 mortgage, the application of certain receivables owed to Mr.
Barnes in the amount of $246,899, and additional paid-in capital of approximately $2,571.

     Another note receivable of W. Ray Barnes, the majority shareholder, in the principal amount of $217,117 (plus accrued interest of $106,898 bears interest at 7% and matures on September 25, 2012.

ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

     a) EXHIBITS. The exhibits filed as part of this Annual report on Form 10-KSB are as follows:

Exhibit No.   Description
-----------   -----------

2.1 Limited Partnership Interest Purchase Agreement, dated December 1, 1999, between Crown Group, Inc. and Chadco, Inc., and the Company (incorporated by reference to Exhibit 2.1 of the Company's Current Report on form 8-K/A, as filed with the Commission on February 14,
              2000).

2.2 Stock Purchase Agreement, dated December 1, 1999, between Crown Group, Inc. and the Company (incorporated by reference to Exhibit
              2.2 of the Company's Current Report on form 8-K/A, as filed with the Commission on February 14, 2000).

3.1 Restated and Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the Commission on April 15, 1998), and as amended by the Articles of Amendment of Efficiency Lodge, Inc. (incorporated by reference to Exhibit A of the Information Statement filed on
              Schedule 14C, as filed with the Commission on July 6, 1999).

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

10.2 Promissory Note by and between Efficiency Lodge, Inc. and Chapple, Inc., dated January 7, 1999.

10.3          Promissory  Note  by  and  between   Efficiency  Lodge,  Inc.  and
              Belgravia Capital Corporation, dated August 18, 1998.

10.4 Promissory Note in the amount of $5,420,000, dated May 21, 1998, to Bank of Pensacola (incorporated by reference to Exhibit 10.1 of the Company's Current Report on form 8-K/A, as filed with the Commission on February 14, 2000).

10.5 Unconditional and Irrevocable Guaranty of Payment to the Bank of Pensacola, dated December 1, 1999, by Efficiency Lodge, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on form 8-K/A, as filed with the Commission on February 14, 2000).

10.6 Unconditional and Irrevocable Guaranty of Payment to the Bank of Pensacola, dated December 1, 1999, by W. Ray Barnes (incorporated by reference to Exhibit 10.3 of the Company's Current Report on form 8-K/A, as filed with the Commission on February 14, 2000).

10.7 Promissory Note in the amount of $797,040.83, dated December 1, 1999, to Crown Group, Inc. and Chadco, Inc. (incorporated by reference to Exhibit 10.4 of the Company's Current Report on form 8-K/A, as filed with the Commission on February 14, 2000).

10.8 Unconditional and Irrevocable Guaranty of Payment to Crown Group, Inc. and Chadco, Inc., dated December 1, 1999, by W. Ray Barnes (incorporated by reference to Exhibit 10.5 of the Company's Current Report on form 8-K/A, as filed with the Commission on February 14, 2000).

10.9 Construction and Term Loan Agreement, dated May 21, 1998, among Bank of Pensacola, Home Stay Lodge I, Ltd., Bonnie M. Bray, and Crown Group, Inc.

10.10 Mortgage and Security Agreement, dated as of May 21, 1998, by Home Stay Lodge I, Ltd. in favor of Bank of Pensacola.

10.11 Security Agreement, dated May 21, 1998, between Home Stay Lodge I, Ltd. and Bank of Pensacola.

21 Subsidiaries of the Registrant (incorporated by reference to the Company's 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on April 9, 1996).

27            Financial Data Schedule (for SEC use only)


     b)   REPORTS ON FORM 8-K.

          The Company filed an 8-K, reporting an Item 2: Acquisition or Disposition of Assets and Exhibits, with the Commission on December 16, 1999, which has been amended by the Company's 8-K/A, filed with the Commission on February 14, 2000. The 8-K described the lodges acquired in the Home Stay Lodge acquisition.

                      CONSOLIDATED FINANCIAL STATEMENTS AND
                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS
                             EFFICIENCY LODGE, INC.
                                December 31, 1999

                                 C O N T E N T S


                                                                        Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         3

FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEET                                          4

       CONSOLIDATED STATEMENTS OF EARNINGS                                 5

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                      6

       CONSOLIDATED STATEMENTS OF CASH FLOWS                               7

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          9

               Report of Independent Certified Public Accountants
               --------------------------------------------------






Board of Directors and Stockholders
Efficiency Lodge, Inc.

We have audited the accompanying consolidated balance sheet of Efficiency Lodge, Inc. (a Georgia Corporation) and subsidiaries as of December 31, 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Efficiency Lodge, Inc. and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States.




Atlanta, Georgia
February 11, 2000

                     Efficiency Lodge, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1999


                                     ASSETS

Property and equipment, net (note B)                                            $ 25,658,617
Cash                                                                                 237,091
Inventory                                                                             49,997
Due from stockholder (note G)                                                         15,219
Note receivable - stockholder (note C)                                               217,117
Interest receivable - stockholder (note C)                                           106,898
Loan fees, net of accumulated amortization (note D)                                  498,559
Other assets (note E)                                                                679,263
                                                                                 -----------

                                                                                $ 27,462,761
                                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Notes payable (note F)                                                       $ 27,703,427
   Accounts payable                                                                  174,614
   Customer deposits                                                                  34,861
   Other liabilities                                                                 207,635
   Income taxes payable                                                              210,153
   Deferred taxes (note H)                                                            95,687
                                                                                 -----------

         Total  liabilities                                                       28,426,377

STOCKHOLDERS' EQUITY
   Common stock - no par value, 250,000 shares
     authorized; 34,790 shares issued                                                159,613
   Retained earnings                                                                 797,105
   Accumulated other comprehensive loss (note E)                                     (52,427)
                                                                                 -----------
                                                                                     904,291
   Less 16,426 shares of common stock in treasury at cost                         (1,867,907)
                                                                                 -----------
                                                                                    (963,616)
                                                                                 -----------

                                                                                  27,462,761
                                                                                $===========

The accompanying notes are an integral part of this statement.

                     Efficiency Lodge, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

                            Years ended December 31,



                                                                                      1999              1998
                                                                                 -------------    ---------------
Revenue                                                                          $   6,848,997    $    5,363,959

Operating expenses                                                                   4,138,853         3,313,632
                                                                                  ------------     -------------

         Operating profit                                                            2,710,144         2,050,327

Other expense (income)
   Interest income                                                                     (45,070)          (35,177)
   Interest expense                                                                  1,677,972         1,387,426
   Other, net                                                                           84,323            17,985
                                                                                  ------------     -------------
                                                                                     1,717,225         1,370,234
                                                                                  ------------     -------------

         Net earnings before income taxes and extraordinary item                       992,919           680,093

Income tax expense (note H)                                                            375,020           239,488
                                                                                  ------------     -------------

         Net earnings before extraordinary item                                        617,899           440,605

Extraordinary item
   Write off of loan closing cost, net of applicable
     income tax benefit of $113,488 (Note D)                                                 -          (208,793)
                                                                                  ------------     -------------

         NET EARNINGS                                                            $     617,899    $      231,812
                                                                                  ============     =============


Earnings per common share - basic:
   Earnings before extraordinary item                                             $      32.54    $        12.68
   Extraordinary item - loss                                                                 -             (6.01)
                                                                                  ------------     -------------

   Net earnings                                                                  $      32.54     $         6.67
                                                                                  ===========      =============



The accompanying notes are an integral part of these statements.

                     Efficiency Lodge, Inc. and Subsidiaries

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1999 and 1998


                                     Common stock
                             --------------------------                            Accumulated
                                                         Additional                  other
                                Number of                 paid-in     Retained    comprehensive      Treasury
                                  shares    Par Value     capital     earnings        loss            stock           Total
                                ---------  -----------   ----------  -----------  -------------    -------------   -------------

Balance at December 31, 1997      34,790    $ 104,368    $  52,674   $  (52,606)     $       -       $        -      $  104,436

Net earnings for the year              -            -            -      231,812              -                -         231,812

Repurchase of shares
   on December 31, 1998          (15,692)           -            -            -              -       (1,647,677)     (1,647,677)
                                --------     --------     --------    ---------       --------        ----------      ----------

Balance at December 31, 1998      19,098      104,368       52,674      179,206              -       (1,647,677)     (1,311,429)

Net earnings for the year              -            -            -      617,899              -                -         617,899

Other comprehensive loss
   Unrealized net loss on
     Investments (note E)              -            -            -            -        (52,427)               -         (52,427)
                                                                                                                     ----------

     Comprehensive earnings                                                                                             565,472

Repurchase of shares
   during 1999                      (734)           -            -            -              -         (220,230)       (220,230)

Reclass no par common stock            -       52,674      (52,674)           -              -                -               -

Purchase of rental properties          -        2,571             -            -                              -           2,571
                                --------     --------     ---------    ---------      --------       ----------      ----------

Balance at December 31, 1999      18,364    $ 159,613    $        -   $  797,105     $ (52,427)    $(1,867,907)     $  (963,616)
                                ========     ========     =========    =========      ========       ==========      ==========




The accompanying notes are an integral part of this statement.

                     Efficiency Lodge, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,


                                                                                      1999              1998
                                                                                 -------------     ---------
Increase (Decrease) in Cash

Cash flows from operating activities
   Net earnings                                                                  $     617,899    $      231,812
   Adjustments to reconcile net earnings
     to net cash provided by operating activities
       Depreciation and amortization                                                   870,499           613,619
       Write off of loan closing costs                                                       -           322,281
       Forgave a portion of due from stockholder                                        65,750                 -
       Unrealized loss on investments                                                  (84,560)
       Deferred income tax benefit                                                      (9,180)          (25,000)
       Changes in assets and liabilities
         (Increase) decrease in interest receivable                                    (25,280)           13,988
         Increase in inventories                                                        (4,537)          (11,540)
         Increase in other assets                                                      (10,861)         (210,255)
         Increase in accounts payable                                                  108,163            15,600
         Increase in customer deposits                                                   2,297             5,988
         Increase (decrease) in other liabilities                                      187,945          (160,422)
         Increase in income taxes payable                                              210,153                 -
                                                                                  ------------     -------------

           Net cash provided by operating activities                                 1,928,288           796,071

Cash flows from investing activities
   Purchases of property and equipment                                              (8,555,158)       (5,497,320)
   Repayments of due from stockholder                                                        -           159,991
   Repayments by affiliates                                                                  -           178,747
                                                                                  ------------     -------------

           Net cash used by investing activities                                    (8,555,158)       (5,158,582)

Cash flows from financing activities
   Payments for repurchase of common stock                                            (220,230)       (1,647,677)
   Proceeds from notes payable                                                       9,643,020        16,440,000
   Payments made on notes payable                                                   (3,406,609)       (9,078,312)
   Payments for loan origination costs                                                 (73,440)         (499,516)
   Payments made on due to stockholder                                                       -          (100,010)
                                                                                  ------------     -------------

           Net cash provided by financing activities                                 5,942,741         5,114,485
                                                                                  ------------     -------------

                     Efficiency Lodge, Inc. and Subsidiaries

                            Years ended December 31,


                                                                                      1999               1998
                                                                                  ------------       --------

Net (decrease) increase in cash                                                       (684,129)          751,974

Cash at beginning of year                                                              921,220           169,246
                                                                                  ------------      ------------

Cash at end of year                                                              $     237,091     $     921,220
                                                                                  ============      ============

Supplemental cash flow information

     Cash paid during the year for interest                                      $   1,638,830     $   1,387,426
                                                                                  ============      ============

     Cash paid during the year for income taxes                                  $     164,218    $      325,894
                                                                                  ============     =============

Noncash investing and financing activities

During 1999, the Company forgave receivables due from former stockholders of $65,750.

During 1999, the Company acquired rental properties from a company owned by a stockholder. As a result of the transaction, the Company acquired property and equipment of $3,132,470, assumed existing mortgages of $2,883,000 and applied certain receivables from the stockholder in the amount of $246,899 against the purchase price. The resulting credit was to additional paid in capital for $2,571. The cost capitalized by the Company for this acquisition was based upon the historical cost basis of the related company.










The accompanying notes are an integral part of these statements.

                     Efficiency Lodge, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


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

   2.  Nature of Operations
       --------------------

   The Company owns and operates lodging facilities in Georgia and Florida, which offer both temporary (minimum seven days) and long-term accommodations which include fully-equipped cooking facilities and on-premises laundry facilities. Customers include people on short-term work or training assignments, recreational travelers, and people in the midst of relocation.

   3.  Inventory
       ---------

   Inventory consists of personal care items and snack foods for resale and is stated at the lower of cost or market using the first-in, first-out method.

   4.  Property and Equipment
       ----------------------

   Property and equipment are recorded at cost including capitalized interest cost incurred during the period of construction. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method for buildings and accelerated methods for furniture and equipment. Facilities are evaluated annually and written down to fair value when management believes that the undepreciated cost cannot be recovered through future cash flows.

   5.  Loan Fees
       ---------

   Loan  fees  and  other  associated   closing  costs  are  recorded  at  cost.
   Amortization is calculated using the straight-line method over the term of the related loan.

                     Efficiency Lodge, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

   6.  Investments
       -----------

   Investments consist primarily of equity securities, which are accounted for as available for sale securities and are stated at fair value. Unrealized gains and losses on these investments, net of the related income tax effect, are included in accumulated other comprehensive loss.

   7.  Income Taxes
       ------------

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

   8.  Cash Equivalents
       ----------------

   For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

   9.  Earnings Per Share
       ------------------

   During 1999, the Company completed a 1 for 30 reverse stock split of its common stock. Accordingly, all references to common stock within the accompanying financial statements have been restated to reflect the effect of the common stock split.

   Earnings per share is computed based upon the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding during 1999 and 1998 was 18,896 shares and 34,747 shares, respectively.

   There are no outstanding potentially dilutive securities. Accordingly, earnings per common share assuming dilution is the same as basic earnings per common share.

                     Efficiency Lodge, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

   10.  Fair Value of Financial Instruments
        -----------------------------------

   The Company's financial instruments recorded on the balance sheet include cash, investments, accounts receivable, accounts payable and debt. Because of their short maturities, the carrying amount of cash, investments, accounts receivable and accounts payable approximates fair market value. The fair value of the Company's long-term debt approximates carrying value based on quoted market prices of similar issues or on the current rates offered to the Company for debt of similar terms.

   11.  Use of Estimates
        ----------------

   In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B - PROPERTY AND EQUIPMENT

   Property and equipment consists of the following as of December 31, 1999:

                                               Depreciable
                                                  lives
                                               ------------
     Buildings and improvements                 31-39 years                  $   23,249,946
     Furniture and equipment                     5-7 years                        2,761,956
                                                                              -------------
                                                                                 26,011,902
     Less: accumulated depreciation                                              (4,284,027)
                                                                              -------------
                                                                                 21,727,875
     Land                                                                         3,722,903
     Construction in progress                                                       207,839
                                                                              -------------

                                                                             $   25,658,617
                                                                              =============


NOTE C - NOTE RECEIVABLE - STOCKHOLDER

The $217,117 note receivable from stockholder bears interest at 7%, matures on September 25, 2012 and is uncollateralized. Accrued interest on this note totalled $106,898 at December 31, 1999. Interest income on this note totalled $25,280 and $32,481 for the years ended December 31, 1999 and 1998, respectively.

                     Efficiency Lodge, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


NOTE D - LOAN FEES

   Loan fees were as follows as of December 31, 1999:

       Loan fees                                                   $    658,956
       Less: accumulated amortization                                  (160,397)
                                                                    -----------

       Net loan fees                                               $    498,559
                                                                    ===========

   During the year ended December 31, 1998, net loan closing costs totaling $322,281 relating to loans that were refinanced were written off.


NOTE E - INVESTMENTS

   Investments, which are included under the caption "Other Assets", consist primarily of equity securities that are accounted for as available for sale securities and are stated at fair value. Unrealized gains or losses on these investments are included in other comprehensive loss.

   As of  December  31,  1998,  these  securities  had a cost and fair  value of
   approximately  $117,000.   Accordingly,   no  unrealized  gain  or  loss  was
   recognized at that time.

   At December 31, 1999, other assets include investments in equity securities that are available for sale and carried at their fair value of $451,284. These securities cost $535,844. The unrealized loss of $52,427 on these securities is included as other comprehensive loss in the statement of stockholders' equity, net of the income tax benefit of $32,133.


NOTE F - NOTES PAYABLE

   Notes payable consists of the following at December 31, 1999:

     Variable rate mortgage notes - 9.5 to 10.25%,
       Payments of principal and interest totalling $28,690
       per month, maturing in 2004 and 2019                         $  2,009,575

     Fixed rate mortgage notes - 8.0 to 10.0%, payments
       of principal and interest totaling $246,481
       per month, maturing on various dates through 2025              24,943,852
                     Efficiency Lodge, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


NOTE F - NOTES PAYABLE - Continued

   Fixed rate note - 9%, principal and interest due in 2001,
       collateralized by 8,333 shares of the Company's
       treasury stock                                                    750,000
                                                                     -----------

                                                                    $ 27,703,427
                                                                     ===========

   The mortgage notes payable are collateralized by all of the Company's real property and are guaranteed by the majority shareholder. One mortgage note payable requires monthly payments of $14,127 into a capital replacement reserve fund held by the mortgagee. Disbursements from the fund are subject to approval by the mortgagee. The balance in this fund was $16,244 at December 31, 1999, and is included in other assets.


   Future maturities of long-term debt as of December 31, 1999 are as follows:

         2000                                                    $       547,763
         2001                                                          1,343,271
         2002                                                          3,208,337
         2003                                                            634,060
         2004                                                          5,304,533
         Thereafter                                                   16,665,463
                                                                  --------------

                                                                 $    27,703,427
                                                                  ==============


NOTE G - RELATED PARTY TRANSACTIONS

   Management fees of $280,459 and $204,474 were paid in 1999 and 1998, respectively, to a stockholder. The Company entered into an agreement for management services with this stockholder effective September 1, 1996. Under the agreement, the Company will pay four percent of gross revenues less certain taxes for management services provided by the stockholder. This agreement has no specified expiration date and may be terminated at any time by either party.

   As of December 31, 1999, $15,219 was due from a stockholder. This unsecured receivable is non-interest bearing and has no specified repayment terms.

   During 1999 and 1998, the Company purchased maintenance supplies totalling $247,642 and $284,215, respectively, from a stockholder.

                     Efficiency Lodge, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE G - RELATED PARTY TRANSACTIONS - Continued

   During 1999, the Company acquired rental properties for approximately $3,132,470 from a com-pany owned by a stockholder (see Note I).


NOTE H - INCOME TAXES

   Income tax expense consists of the following:

                                                       1999            1998
                                                   ------------    ------------

     Current expense
       Federal                                    $    323,500    $    127,000
       State                                            60,700          24,000
                                                   -----------     -----------
                                                       384,200         151,000

     Deferred benefit
       Federal                                          (7,680)        (21,000)
       State                                            (1,500)         (4,000)
                                                   -----------     -----------
                                                        (9,180)        (25,000)
                                                   -----------     -----------

                                                  $    375,020    $    126,000
                                                   ===========     ===========


   This expense differs from the expense based on the Federal statutory rate due primarily to state income taxes. At December 31, 1999 and 1998, the Company's deferred tax liability is due to the difference between the income tax basis of property and equipment and investments compared to the amount reported in the financial statements.

                     Efficiency Lodge, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE I - MERGER AND ACQUISITIONS

    Acquisition of Town Center Lodge

   On August 18, 1998, the Company acquired substantially all of the assets of an existing extended stay lodge known as Town Center Lodge for $3,000,000 plus other acquisition costs of approximately $126,000. The unaudited pro forma information for the year ended December 31, 1998 set forth below gives effect to the acquisition as if it had occurred on January 1, 1998. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had this transaction been consummated at the beginning of the 1998 indicated.

                                                                            (Unaudited)

     Revenue                                                             $ 5,861,071
Operating expenses                                                         3,643,220
                                                                          ----------
       Operating profit                                                    2,217,851

     Other expense
       Interest expense                                                    1,564,952
       Other                                                                   5,512
                                                                          ----------
         Net earnings before tax and extraordinary item                      647,387

     Income tax expense                                                      220,112
                                                                          ----------
         Net earnings before extraordinary item                              427,275

     Extraordinary item
         Write off of loan closing cost, net of applicable
         income tax benefit of $113,488                                    (208,793)
                                                                          ----------

         Net earnings                                                    $   218,482
                                                                          ==========
   Earnings per common share - basic:
     Earnings before extraordinary item                                  $     12.30
     Extraordinary item - loss                                                 (6.01)
                                                                          ----------
     Net earnings                                                        $      6.29
                                                                          ==========

   Acquisition of Louisville Lodge
   -------------------------------

   On March 11, 1999, the Company acquired substantially all of the assets of an existing lodge known as Louisville Lodge for $975,000.

                     Efficiency Lodge, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE I - MERGER AND ACQUISITIONS - Continued

   Acquisition of Rental Properties
   --------------------------------

   On August 1, 1999, the Company acquired, from a company owned by a stockholder, substantially all of the assets of 58 rental properties for $3,132,470, assumed existing mortgages of $2,883,000 and applied certain receivables from the shareholder in the amount of $246,899 against the purchase price. The resulting credit was to additional paid-in capital for $2,571. The cost capitalized by the Company for this acquisition was based upon the historical cost basis of the related company.

   Acquisition of Home Stay Lodges
   -------------------------------

   On December 1, 1999, the Company acquired substantially all of the assets of 2 existing lodges in Pensacola, Florida known collectively as Home Stay Lodge I, Ltd. ("Home Stay") for $6,450,000. The unaudited pro forma information for the year ended December 31, 1999 set forth below gives effect to the acquisition as if it had occurred on January 1, 1999. Home Stay began operations during 1999. Accordingly, pro forma information is not presented for 1998. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had this transaction been consummated at the beginning of the period indicated.

                                                                     (Unaudited)

     Revenue                                                      $    7,544,379
     Operating expenses                                                4,507,347
                                                                   -------------
       Operating profit                                                3,037,032

     Other expense
       Interest expense                                                2,148,305
       Other                                                              31,260
                                                                   -------------
         Net earnings before tax                                         857,467

     Income tax expense                                                  371,976
                                                                   -------------

       Net income                                                 $      485,491
                                                                   =============


       Earnings per common share - basic                          $        25.69
                                                                   =============

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

                                      Date:  April 14, 2000


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.

      Signature                        Position                          Date
      ---------                        --------                          -----

 /s/ W. Ray Barnes            President and Chief Executive        Date: April 14, 2000
-------------------------     Officer  and Director, (Principal
W. Ray Barnes                 Executive Officer, Principal
                              Financial Officer, Principal
                              Accounting Officer)


 /s/ Arthur L. Crowe, Jr.     Director                             Date: April 14, 2000
-------------------------
Arthur L. Crowe, Jr.


                              Director                             Date: April ____, 2000
-------------------------
Joseph A. Cochran


 /s/ Ken F. Thigpen           Director                             Date: April 14, 2000
-------------------------
Ken F. Thigpen


                              Director                             Date: April ____, 2000
-------------------------
Roy W. Sweat


 /s/ Larry V. Watts           Director                             Date: April 14, 2000
-------------------------
Larry V. Watts

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.   Description
-----------   -----------

2.1 Limited Partnership Interest Purchase Agreement, dated December 1, 1999, between Crown Group, Inc. and Chadco, Inc., and the Company (incorporated by reference to Exhibit 2.1 of the Company's Current Report on form 8-K/A, as filed with the Commission on February 14,
              2000).

2.2 Stock Purchase Agreement, dated December 1, 1999, between Crown Group, Inc. and the Company (incorporated by reference to Exhibit
              2.2 of the Company's Current Report on form 8-K/A, as filed with the Commission on February 14, 2000).

3.1 Restated and Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the Commission on April 15, 1998), and as amended by the Articles of Amendment of Efficiency Lodge, Inc. (incorporated by reference to Exhibit A of the Information Statement filed on
              Schedule 14C, as filed with the Commission on July 6, 1999).

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

10.2 Promissory Note by and between Efficiency Lodge, Inc. and Chapple, Inc., dated January 7, 1999.

10.3          Promissory  Note  by  and  between   Efficiency  Lodge,  Inc.  and
              Belgravia Capital Corporation, dated August 18, 1998.

10.4 Promissory Note in the amount of $5,420,000, dated May 21, 1998, to Bank of Pensacola (incorporated by reference to Exhibit 10.1 of the Company's Current Report on form 8-K/A, as filed with the Commission on February 14, 2000).

10.5 Unconditional and Irrevocable Guaranty of Payment to the Bank of Pensacola, dated December 1, 1999, by Efficiency Lodge, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Current Report on form 8-K/A, as filed with the Commission on February 14, 2000).

10.6 Unconditional and Irrevocable Guaranty of Payment to the Bank of Pensacola, dated December 1, 1999, by W. Ray Barnes (incorporated by reference to Exhibit 10.3 of the Company's Current Report on form 8-K/A, as filed with the Commission on February 14, 2000).

10.7 Promissory Note in the amount of $797,040.83, dated December 1, 1999, to Crown Group, Inc. and Chadco, Inc. (incorporated by reference to Exhibit 10.4 of the Company's Current Report on form 8-K/A, as filed with the Commission on February 14, 2000).

10.8 Unconditional and Irrevocable Guaranty of Payment to Crown Group, Inc. and Chadco, Inc., dated December 1, 1999, by W. Ray Barnes (incorporated by reference to Exhibit 10.5 of the Company's Current Report on form 8-K/A, as filed with the Commission on February 14, 2000).

10.9 Construction and Term Loan Agreement, dated May 21, 1998, among Bank of Pensacola, Home Stay Lodge I, Ltd., Bonnie M. Bray, and Crown Group, Inc.

10.10 Mortgage and Security Agreement, dated as of May 21, 1998, by Home Stay Lodge I, Ltd. in favor of Bank of Pensacola.

10.11 Security Agreement, dated May 21, 1998, between Home Stay Lodge I, Ltd. and Bank of Pensacola.

21 Subsidiaries of the Registrant (incorporated by reference to the Company's 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on April 9, 1996).

27            Financial Data Schedule (for SEC use only)