Form 10QSB
period 2000-03-31
EFFICIENCY LODGE INC
filed 2000-05-11
CIK 92066

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended March 31, 2000

                                       OR

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from                to
                                      -------------     --------------

                        Commission File Number 000-02290

                             EFFICIENCY LODGE, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Georgia                                                  58-0898219
---------------------------------                            ------------------
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                            Identification No.)


            5342 Old Floyd Road, P.O. ox 635, Mableton, Georgia 30126
           ----------------------------------------------------------
                    (Address of principal executive offices)

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

Yes /X/      No / /

Shares outstanding of each of the issuer's classes of common equity at March 31, 2000: 18,364 shares of Common Stock, no par value.

Transitional Small Business Disclosure Format (check one)

Yes / /       No /X/

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------


                     Efficiency Lodge, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                              March 31, 2000        December 31, 1999
                                                            ------------------      -----------------
                                                               (Unaudited)


Property and Equipment, net                                       $25,418,412            $25,658,617
Cash                                                                  413,842                237,091
Other Assets                                                        1,515,010              1,567,053
                                                             -----------------       ----------------

                                                                  $27,347,264            $27,462,761
                                                             =================       ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Mortgage Notes Payable                                            $27,560,952            $27,703,427
Other Liabilities                                                     572,733                722,950
                                                             -----------------       ----------------

          Total Liabilities                                        28,133,685             28,426,377

STOCKHOLDERS' EQUITY
     Common Stock - no par, 250,000 shares
       authorized; 34,790 shares issued;
       18,364 outstanding                                             159,613                159,613
     Accumulated Earnings                                             974,301                797,105
     Other Comprehensive Earnings                                     (52,427)               (52,427)
                                                             -----------------       ----------------
                                                                    1,081,487                904,291
     Less 16,426 shares of common stock
       in treasury at cost                                         (1,867,907)            (1,867,907)
                                                             -----------------       ----------------
                                                                     (786,421)              (963,616)
                                                             -----------------       ----------------

                                                                  $27,347,264            $27,462,761
                                                             =================       ================

                     Efficiency Lodge, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                        Three Months Ended March 31, 2000


                                                                                Accumulated
                                       Common Stock                                Other
                                ---------------------------     Retained       Comprehensive      Treasury
                                   Shares        Dollars        Earnings           Loss             Stock          Total
                                -----------   -------------   ------------     -------------    -------------  ------------

Balance at December 31, 1999        18,364        $159,613       $797,105          ($52,427)     ($1,867,907)    ($963,616)

Net Income for the Three Months          -               -        177,196                 -                -       177,196
                                                                                                               ------------

  Comprehensive earnings                                                                                           177,196

                                -----------   -------------   ------------   ---------------    -------------  ------------

Balance at March 31, 2000           18,364        $159,613       $974,301          ($52,427)     ($1,867,907)    ($786,421)
                                ===========   =============   ============   ===============    =============  ============

                     Efficiency Lodge, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

               For the Three Months Ended March 31, 2000 and 1999



                                                Three Months Ended
                                                     March 31,
                                               2000              1999
                                         -------------      -------------

Revenues                                   $2,022,090          $1,555,758
Operating expenses                          1,134,726             755,971
                                         -------------      -------------

     Operating profit                         887,364             799,787

Other Expense, net                            600,168             229,325
                                         -------------      -------------

    Net earnings before income taxes          287,196             570,462

Provision for income taxes                    110,000             201,411
                                         -------------      -------------

     Net earnings                            $177,196            $369,051
                                         =============      =============


Earnings per common share - basic               $9.65              $19.33
                                         =============      =============

Weighted average number of common
   shares outstanding                          18,364              19,097
                                         =============      =============

                     Efficiency Lodge, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                          Three Months Ended March 31,

                                                                               2000                  1999
                                                                           ------------           ------------
Increase (Decrease) in Cash

Cash flows from operating activities:
   Net earnings                                                               $177,196              $369,051
   Adjustments to reconcile net earnings
     to net cash provided by operating
     activities:
        Depreciation and amortization                                          285,406               186,364
        Changes in assets and liabilities:
           Other assets                                                         37,046              (398,674)
           Other liabilities                                                  (113,328)              418,566
                                                                            -----------           ------------

            Net cash provided by operating activities                          386,320               575,307


Cash flows from investing activities:
   Purchase of property and equiptment                                         (30,300)             (992,594)
                                                                            -----------           ------------

            Net cash used by investing activities                              (30,300)             (992,594)


Cash flows from financing activities:
   Payments for repurchase of common stock                                     (36,794)                    -
   Payments made on notes payable                                             (142,475)              (56,395)
   Proceeds from notes payable                                                       -               500,000
                                                                            -----------           ------------

           Net cash (used in) provided by financing activities                (179,269)              443,605
                                                                            -----------           ------------

Net increase in cash                                                           176,751                26,318

Cash at beginning of period                                                    237,091               921,220
                                                                            -----------           ------------

Cash at end of period                                                         $413,842              $947,538
                                                                            ===========           ============


Supplemental cash flow information

  Cash paid during the period for interest                                    $608,565              $254,850
                                                                            ===========           ============

                     Efficiency Lodge, Inc. and Subsidiaries

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   Three Months Ended March 31, 2000 and 1999


NOTE A -- BASIS OF PREPARATION

         The accompanying unaudited interim consolidated financial statements of Efficiency Lodge, Inc. and Subsidiaries (The "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The results of operations for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year. The interim consolidated financial statements should be read in conjunction with the Company's 1999 consolidated financial statements and related notes.


ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS


         Total assets decreased during the first quarter from $27,462,761 on December 31, 1999 to $27,347,264 on March 31, 2000. This decrease is primarily due to depreciation expense for the period. Total liabilities decreased during the first quarter from $28,426,377 on December 31, 1999 to $28,133,685 on March 31, 2000 due to income taxes, which were paid in the first quarter of 2000 and due to mortgage principal payments.

         Revenue increased during the first quarter from $1,555,758 in the first quarter of 1999 to $2,022,090 in 2000. This increase is due to the revenue generated by the new properties acquired since March of 1999. Since the first quarter of 1999, the Company has acquired two lodges, 53 single-family residences, four duplex residential properties and one commercial property, which is occupied by a convenience store and an automobile repair shop.

         Operating expenses increased in the first quarter from $755,971 in 1999 to $1,134,726 in 2000. An increase in depreciation expense and personnel cost account for the majority of the increase. These expenses increased due to the new properties acquired since the first quarter 1999. Other expenses net of other income also increased from $229,325 in 1999 to $600,168 in 2000. This increase is primarily due to the increase in interest expense in the first quarter 2000. Interest expense increased in 2000 because of the debt on the properties acquired since first quarter of 1999.

Part II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  The following Exhibits are filed as part of this report:

          Exhibit
          Number            Description
          ------            -----------

          27               Financial Data Schedule - (for SEC use only)


     (b)  Reports on Form 8-K

          None.

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     EFFICIENCY LODGE, INC.


DATE: May 8, 2000                  By:  /s/ W. Ray Barnes
                                       ----------------------------------------
                                       W. Ray Barnes
                                       President and Chief Executive Officer


DATE: May 8, 2000                  By:  /s/ Bonnie J. Byers
                                       ----------------------------------------
                                        Bonnie Byers
                                        Secretary/Treasurer

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                   Description
-----------                   -----------

     27                       Financial Data Schedule (for SEC use only)