Form 10QSB
period 2000-06-30
EFFICIENCY LODGE INC
filed 2000-08-14
CIK 92066

EFFICIENCY LODGE, INC. FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000

                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from               to
                               -------------    -----------

                        Commission File Number 000-02290

                             EFFICIENCY LODGE, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

         Georgia                                               58-0898219
------------------------------------                         ---------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or                                          Identification No.)
organization)

           5342 Old Floyd Road, P.O. Box 635, Mableton, Georgia 30126
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                  (770) 819-0039
                                  --------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes / X /        No /  /

Shares outstanding of each of the issuer's classes of common equity at June 30, 2000: 21,697 shares of Common Stock, no par value.

Transitional Small Business Disclosure Format (check one)

Yes /   /       No / X /

                     Efficiency Lodge, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                            June 30, 2000     December 31, 1999
                                                           ---------------    -----------------
                                                            (Unaudited)
Property and Equipment, net                                  $25,185,457         $25,658,617
Cash                                                             522,610             237,091
Other Assets                                                   1,524,907           1,567,053
                                                            -------------       -------------

                                                             $27,232,974         $27,462,761
                                                            =============       =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Mortgage Notes Payable                                       $26,857,355         $27,703,427
Other Liabilities                                                486,829             722,950
                                                            -------------       -------------

     Total Liabilities                                        27,344,184          28,426,377

STOCKHOLDERS' EQUITY:
   Common Stock - no par, 250,000 shares                         280,534             159,613
      authorized; 34,790 shares issued;
      21,697 and 18,364 shares outstanding
      at June 30, 2000 and December 31,
      1999, respectively
   Retained Earnings                                           1,149,561             797,105
   Accumulated Other Comprehensive Loss                          (52,427)            (52,427)
                                                            -------------       -------------
                                                               1,377,668             904,291
    Less 13,093 and 16,426 shares of common
       stock in treasury at cost at June 30, 2000
       and December 31, 1999, respectively                    (1,488,878)         (1,867,907)
                                                            -------------       -------------
                                                                (111,210)           (963,616)
                                                            -------------       -------------

                                                             $27,232,974         $27,462,761
                                                            =============       =============

                     Efficiency Lodge, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                         Six Months Ended June 30, 2000

                                                                            Accumulated
                                                                                Other
                                   Shares       Common         Retained     Comprehensive      Treasury
                                 Outstanding     Stock         Earnings         Loss             Stock            Total
                                 -----------  -----------    ------------  ---------------  --------------    -------------

Balance at December 31, 1999        18,364       $159,613       $797,105      ($52,427)      ($1,867,907)       ($963,616)

Exchange of Treasury Shares          3,333        120,921           -              -             379,029          499,950
  for Note Payable

Net Income for the Six Months          -            -            352,456           -               -              352,456
                                   --------    ----------    ------------     ----------    ------------       ----------

Balance at June 30, 2000            21,697       $280,534      $1,149,561      ($52,427)     ($1,488,878)       ($111,210)
                                   ========    ==========    ============     ==========    ============       ==========

                     Efficiency Lodge, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  For the Quarter Ended June 30, 2000 and 1999
                 For the Six Months Ended June 30, 2000 and 1999


                                                  Quarter Ended                   Six Months Ended
                                                     June 30,                          June 30,
                                              2000             1999             2000            1999
                                            -------------    -------------    -------------   -------------

Revenues                                      $2,038,389       $1,677,912       $4,060,480      $3,233,670
Operating Expenses                             1,207,027          893,093        2,341,753       1,649,703
                                            -------------    -------------    -------------   -------------

     Operating Income                            831,362          784,819        1,718,727       1,583,967

Other (Income) Expense, net                      571,014          385,336        1,171,183         614,660
                                            -------------    -------------    -------------   -------------

     Earnings before Income Taxes                260,348          399,483          547,544         969,307

Provision for Income Taxes                        85,088          148,203          195,088         349,614
                                            -------------    -------------    -------------   -------------

     Net Earnings                               $175,260         $251,280         $352,456        $619,693
                                            =============    =============    =============   =============


Net Earnings per common share                      $9.00           $13.16           $18.64          $32.45
                                            =============    =============    =============   =============

Weighted Average Number of Common
   Shares Outstanding                             19,463           19,097           18,913          19,097
                                            =============    =============    =============   =============

                     Efficiency Lodge, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                            Six Months Ended June 30,

                                                                   2000              1999
                                                             ---------------    ---------------
Increase (Decrease) in Cash
Cash Flows from Operating Activities:
   Net Earnings                                                   $352,456            $619,693
   Adjustments to Reconcile Net Earnings
     to Net Cash Provided by Operating
     Activities:
        Depreciation and Amortization                              570,812             380,129
        Gain on Sale of Fixed Assets                               (43,753)                  -
        Changes in Assets and Liabilities:
           Other Assets                                              6,897            (467,616)
           Other Liabilities                                      (192,550)            535,791
                                                              -------------      --------------

            Net Cash Provided by Operating Activities              693,862           1,067,997

Cash Flows from Investing Activities:
   Investment Purchases                                                  -            (213,737)
   Capital Expenditures                                           (130,745)         (1,037,702)
   Proceeds from Sale of Fixed Assets                              112,000                   -
                                                              -------------      --------------

            Net Cash Used by Investing Activities                  (18,745)         (1,251,439)

Cash Flows from Financing Activities:
   Payments for Purchase of Treasury Stock                         (43,475)                  -
   Principal Payments on Long-Term Debt                           (346,123)           (123,181)
   Proceeds from Issuance of Debt                                        -             500,000
                                                              -------------      --------------

           Net Cash Provided (Used) by Financing Activities       (389,598)            376,819
                                                              -------------      --------------

Increase in Cash and Cash Equivalents                              285,519             193,377

Cash and Cash Equivalents, beginning of period                     237,091             921,220
                                                              -------------      --------------

Cash and Cash Equivalents, end of period                          $522,610          $1,114,597
                                                              =============      ==============


Cash Paid during the Period for Interest                        $1,224,069            $674,727
                                                              =============      ==============

Cash Paid during the Period for Income Taxes                      $195,088             $40,764
                                                              =============      ==============


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

On June 1, 2000, the Company exchanged $499,950 of a note payable for 3,333 shares of common stock, which were previously held in treasury.

                     Efficiency Lodge, Inc. and Subsidiaries

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                         Six Months Ended June 30, 2000


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

         The results of operations for the quarter ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year. The interim consolidated financial statements should be read in conjunction with the Company's 1999 consolidated financial statements and related notes.

NOTE B -- BASIC EARNINGS PER SHARE

         Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. The weighted average number of shares of common stock have been retroactively restated to account for the 1 for 30 reverse stock split effective August 5, 1999.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS


     Total assets decreased during the second quarter from $27,462,761 on December 31, 1999 to $27,232,974 on June 30, 2000. This decrease is primarily the net of two items. During the second quarter cash increased approximately $285,500 due to the decrease in the capital expenditures. Also accumulated depreciation increased approximately $535,750. Total liabilities decreased during the second quarter from $28,426,377 on December 31, 1999 to $27,344,184 on June 30, 2000. Mortgage notes payable decreased due to the reduction of a note for $499,950 in exchange for 3,333 shares of common stock previously held in treasury. Other liabilities decreased approximately $236,100 due to the reduction in the federal and state income tax liability. Income taxes for the second quarter were paid during the quarter resulting in no liability at June 30, 2000.

     Revenue increased during the second quarter from $1,677,912 in 1999 to $2,038,389 in 2000. The increase is due to the revenue generated by the new properties acquired since the second quarter of 1999. Since the second quarter of 1999, the Company has acquired two lodges, 53 single family residences, four duplex residential properties and one commercial property occupied by a convenience store and an automobile repair shop.

     Operating expenses increased in the second quarter from $893,093 in 1999 to $1,207,027 in 2000. An increase in depreciation expense, personnel cost and repair and maintenance account for the majority of the increase. These expenses increased due to the new properties acquired since second quarter 1999. Net other expense also increased from $385,336 in 1999 to $571,014 in 2000. The increase is primarily due to the increase in interest expense in the second quarter 2000 of approximately $195,600. Interest expense increased in 2000 because of the debt on the properties acquired since the second quarter of 1999.

Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following Exhibits are filed as part of this report:

         Exhibit
         Number            Description
         ------            -----------

           27              Financial Data Schedule - (for SEC use only)


     (b) Reports on Form 8-K:

         None.

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     EFFICIENCY LODGE, INC.


DATE: August 14, 2000                By:   /s/ W. Ray Barnes
                                         ---------------------------------------
                                         W. Ray Barnes
                                         President and Chief Executive Officer


DATE: August 14, 2000                By:   /s/ Bonnie Byers
                                         ---------------------------------------
                                         Bonnie Byers
                                         Secretary/Treasurer

                                 EXHIBIT INDEX
                                 -------------

  EXHIBIT NO.         DESCRIPTION
  -----------         -----------

      27              Financial Data Schedule - (for SEC use only)