Form 10QSB
period 2000-09-30
EFFICIENCY LODGE INC
filed 2000-11-14
CIK 92066

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from               to
                               -------------    ------------

                        Commission File Number 000-02290

                             EFFICIENCY LODGE, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

              Georgia                                             58-0898219
------------------------------------                         ------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or                                          Identification No.)
organization)

           5342 Old Floyd Road, P.O. Box 635, Mableton, Georgia 30126
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                  (770)819-0039
                                 ---------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes / X /       No /   /

Shares outstanding of each of the issuer's classes of common equity at September 30, 2000: 21,697 shares of Common Stock, $6.97 per value share.

Transitional Small Business Disclosure Format (check one)

Yes /   /       No / X /

                             Efficiency Lodge, Inc.

                                     INDEX

                                                                        PAGE NO.


PART I.   FINANCIAL INFORMATION

         Consolidated Balance Sheets of Financial Position at
           September 30, 2000 and December 31, 1999                          1

         Consolidated Statements of Operations (Unaudited) for the
           Quarters Ended September 30, 2000 and 1999 and for the
           Nine Months Ended September 30, 2000 and 1999                     2

         Consolidated Statements of Stockholders' Equity (Unaudited)
           for the Nine Months Ended September 30, 2000                      3

         Consolidated Statements of Cash Flows (Unaudited) for the
           Nine Months Ended September 30, 2000                              4

         Notes to Interim Consolidated Financial Statements (Unaudited)
           for the Nine Months Ended September 30, 2000                      5

Management's Discussion and Analysis or Plan of Operation                    6


II - OTHER INFORMATION                                                       7


SIGNATURES                                                                   8

                             Efficiency Lodge, Inc.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                            September 30, 2000     December 31, 1999
                                                            ------------------     -----------------
                                                               (Unaudited)
Property and Equipment, net                                     $26,747,500           $25,658,617
Cash                                                                676,031               237,091
Other Assets                                                      1,704,151             1,567,053
                                                              --------------        --------------

                                                                $29,127,682           $27,462,761
                                                              ==============        ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage Notes Payable                                          $28,465,551           $27,703,427
Other Liabilities                                                   544,035               722,950
                                                              --------------        --------------

     Total Liabilities                                           29,009,586            28,426,377

Stockholders' Equity
   Common Stock - no par value, 250,000
       shares authorized; 34,790 shares issued                      280,534               159,613
   Accumulated Earnings                                           1,300,880               797,105
   Other Comprehensive Gain (Loss)                                   25,560               (52,427)
                                                              --------------        --------------
                                                                  1,606,974               904,291
    Less 13,093 and 16,426 shares of common
       stock in treasury at cost at September 30, 2000
       and December 31, 1999, respectively                       (1,488,878)           (1,867,907)
                                                              --------------        --------------
                                                                    118,096              (963,616)
                                                              --------------        --------------

                                                                $29,127,682           $27,462,761
                                                              ==============        ==============

                             Efficiency Lodge, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

               For the Quarters Ended September 30, 2000 and 1999
          For the Nine Month Periods Ended September 30, 2000 and 1999

                                                          Quarters Ended                         Nine Months Ended
                                                          September 30,                            September 30,
                                                  2000                 1999                 2000                 1999
                                            -----------------    -----------------    -----------------    -----------------
Revenues                                          $2,175,399           $1,734,327           $6,235,878           $4,967,998
Operating Expenses                                 1,416,628            1,133,482            3,758,381            2,783,185
                                            -----------------    -----------------    -----------------    -----------------

     Operating Income                                758,771              600,845            2,477,497            2,184,813

Other (Income) Expense, net                          497,142              391,208            1,668,325            1,005,869
                                            -----------------    -----------------    -----------------    -----------------

     Earnings before Income Taxes                    261,629              209,637              809,172            1,178,944

Provision for Income Taxes                           110,309              112,562              305,397              462,176
                                            -----------------    -----------------    -----------------    -----------------

     Net Earnings                                   $151,320              $97,075             $503,775             $716,768
                                            =================    =================    =================    =================

Net Earnings per common share                          $6.97                $5.32               $25.38               $39.29
                                            =================    =================    =================    =================

Weighted Average Number of Common
   Shares Outstanding                                 21,697               18,242               19,848               18,242
                                            =================    =================    =================    =================

                             Efficiency Lodge, Inc.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                      Nine Months Ended September 30, 2000


                                         Outstanding     Stock        Earnings       Gain (Loss)         Stock           Total
                                        -------------  -----------  --------------  --------------  ---------------   -------------
Balance at December 31, 1999                  18,364     $159,613        $797,105        ($52,427)     ($1,867,907)      ($963,616)

Exchange of 3,333 Treasury
  Shares for Note Payable                      3,333      120,921               -               -          379,029         499,950

Other Comprehensive Gain (Loss)
  Unrealized Net Gain on Investments               -            -               -          77,987                -          77,987

Net Income for the Nine Months                     -            -         503,775               -                -         503,775
                                        -------------  -----------  --------------  --------------  ---------------   -------------

Balance at September 30, 2000                 21,697     $280,534      $1,300,880         $25,560      ($1,488,878)       $118,096
                                        =============  ===========  ==============  ==============  ===============   =============

                             Efficiency Lodge, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                         Nine Months Ended September 30,

                                                                       2000                 1999
                                                                 -----------------    ------------------
Increase (Decrease) in Cash
Cash Flows from Operating Activities:
   Net Earnings                                                         $503,775              $716,768
   Adjustments to Reconcile Net Earnings
     to Net Cash Provided by Operating
     Activities:
        Depreciation and Amortization                                    865,862               593,766
        Gain on Sale of Fixed Assets                                    (143,110)                    -
        Changes in Assets and Liabilities:
           Other Assets                                                  137,567              (313,502)
           Other Liabilities                                            (133,274)              542,619
                                                                  ---------------       ---------------

            Net Cash Provided by Operating Activities                  1,230,820             1,539,651

Cash Flows from Investing Activities:
   Payments Received on Notes Receivable                                   3,050                     -
   Loan to Others                                                       (250,000)             (149,059)
   Investment Purchases                                                        -              (288,175)
   Capital Expenditures                                               (2,004,458)           (1,271,833)
   Proceeds from Sale of Fixed Assets                                    243,000                     -
                                                                  ---------------       ---------------

            Net Cash Used by Investing Activities                     (2,008,408)           (1,709,067)

Cash Flows from Financing Activities:
   Payments for Purchase of Treasury Stock                               (45,548)              (24,119)
   Principal Payments on Long-Term Debt                                 (512,462)             (234,077)
   Proceeds from Issuance of Debt                                      1,774,538               500,000
                                                                  ---------------       ---------------

           Net Cash Provided by Financing Activities                   1,216,528               241,804
                                                                  ---------------       ---------------

Increase in Cash and Cash Equivalents                                    438,940                72,388

Cash and Cash Equivalents, beginning of period                           237,091               921,220
                                                                  ---------------       ---------------

Cash and Cash Equivalents, end of period                                $676,031              $993,608
                                                                  ===============       ===============


Cash Paid during the Period for Interest                              $1,827,682            $1,107,141
                                                                  ===============       ===============

Cash Paid during the Period for Income Taxes                            $287,397              $127,466
                                                                  ===============       ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

On June 1, 2000, the Company exchanged $499,950 of a note payable into 3,333 shares of common stock, which were previously held in treasury.

                             Efficiency Lodge, Inc.

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      Nine Months Ended September 30, 2000




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

         The results of operations for the quarter ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year. The interim consolidated financial statements should be read in conjunction with the Company's 1999 consolidated financial statements and related notes.

NOTE B -- BASIC EARNINGS PER SHARE

         Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. The weighted average number of shares of common stock have been retroactively restated to account for the 1 for 30 reverse stock split effective August 5, 1999.

Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS


         Total assets increased during the third quarter from $27,462,761 on December 31, 1999 to $29,127,682 on September 30, 2000. This increase is primarily due to the purchase of a lodge located in Austell, Georgia during third quarter 2000. The Austell lodge was purchased for $1,700,000 and debt incurred for the same amount. Total liabilities increased during the third quarter from $28,426,377 on December 31, 1999 to $29,009,586 on September 30, 2000. Mortgage notes payable had a net increase of $762,124 due to several factors. Mortgage debt increased $1,774,538 as the result of the acquisition of the Austell lodge and a rental property. Mortgage debt decreased due to the reduction of a note for $499,950 in exchange for 3,333 shares of common stock previously held in treasury and principal payments of $512,462 made during the year. Other liabilities decreased $178,915 due to the reduction in the federal and state income tax liability.

         Revenue increased during the third quarter from $1,734,327 in 1999 to $2,175,399 in 2000. Revenue increased from $4,967,998 to $6,235,878 for the nine months ended September 30, 1999 and 2000, respectively. The increase is due to the revenue generated by the new properties acquired since the third quarter of 1999. Since the third quarter of 1999, the Company has acquired three lodges, 56 single family residences, four duplex residential properties and one commercial property occupied by a convenience store and an automobile repair shop.

         Operating expenses increased in the third quarter from $1,133,482 in 1999 to $1,416,628 in 2000. Operating expenses increased from $2,783,185 to $3,758,381 for the nine months ended September 30, 1999 and 2000, respectively. An increase in depreciation expense, personnel cost and repair and maintenance account for the majority of the increase. These expenses increased due to the new properties acquired since third quarter 1999. Net other expense increased from $391,208 in 1999 to $497,142 in 2000. The increase is primarily due to the increase in interest expense in the third quarter 2000 of approximately $172,000. Interest expense increased in 2000 because of the debt on the properties acquired since the third quarter of 1999. A gain on the sale of rental properties was also recognized during the third quarter 2000 of approximately $99,000. Net other expense increased from $1,005,869 for the nine months ended September 30, 1999 to $1,668,325 for the same period in 2000.
During the nine months ended September 30, 2000 interest expense increased approximately $720,500 and the gain on the sale of fixed assets increased $143,110.

Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following Exhibits are filed as part of this report:

         Exhibit
         Number                     Description
         -------                    -----------
             27                     Financial Data Schedule - (for SEC use only)


     (b) Reports on Form 8-K

         None

                                   SIGNATURE


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EFFICIENCY LODGE, INC.


DATE: November 10, 2000                   By: /s/ W. Ray Barnes
                                             -----------------------------------
                                          W. Ray Barnes
                                          President and Chief Executive Officer


DATE: November 10, 2000                   By: /s/ Bonnie L. Byers
                                             -----------------------------------
                                             Bonnie Byers
                                             Secretary/Treasurer