Form 10QSB/A
period 2000-09-30
EFFICIENCY LODGE INC
filed 2000-11-20
CIK 92066

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A


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

Yes /   /       No / X /

                             Efficiency Lodge, Inc.

                                     INDEX

                                                                        PAGE NO.


PART I.   FINANCIAL INFORMATION

         Consolidated Balance Sheets of Financial Position at
           September 30, 2000 and December 31, 1999                          1

         Consolidated Statements of Operations (Unaudited) for the
           Quarters Ended September 30, 2000 and 1999 and for the
           Nine Months Ended September 30, 2000 and 1999                     2


         Consolidated Statements of Stockholders' Equity (Unaudited)
           for the Nine Months Ended September 30, 2000 (Revised)            3


         Consolidated Statements of Cash Flows (Unaudited) for the
           Nine Months Ended September 30, 2000                              4

         Notes to Interim Consolidated Financial Statements (Unaudited)
           for the Nine Months Ended September 30, 2000                      5

Management's Discussion and Analysis or Plan of Operation                    6


II - OTHER INFORMATION                                                       7


SIGNATURES                                                                   8

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
                                            =================    =================    =================    =================

                             Efficiency Lodge, Inc.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                      Nine Months Ended September 30, 2000


                                                                                    Accumulated
                                                                                       Other
                                            Shares      Common       Accumulated    Comprehensive      Treasury
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

Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following Exhibits are filed as part of this report:


         Exhibit
         Number          Description
         -------         -----------
             27          Financial Data Schedule - (for SEC use only) (Revised)

     (b) Reports on Form 8-K

         None

                                   SIGNATURE


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EFFICIENCY LODGE, INC.


DATE: November 16, 2000                   By: /s/ W. Ray Barnes
                                             -----------------------------------
                                          W. Ray Barnes
                                          President and Chief Executive Officer


DATE: November 16, 2000                   By: /s/ Bonnie L. Byers
                                             -----------------------------------
                                          Bonnie Byers
                                          Secretary/Treasurer