Form 10QSB
period 2001-03-31
EFFICIENCY LODGE INC
filed 2001-05-11
CIK 92066

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

{X}	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001

OR

{ }	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to_________.

Commission File Number 000-02290

EFFICIENCY LODGE, INC.
(Exact name of small business issuer as specified in its charter)

Georgia	58-0898219
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

5342 Old Floyd Road, P. O. Box 635, Mableton, Georgia 30126
(Address of principal executive offices)

(770) 819-0039
(issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     /X/          No      /_/

Shares outstanding of each of the issuer's classes of common equity at March 31, 2001: 216,970 shares of Common Stock, no par value.

Transitional Small Business disclosure Format (check one).

         Yes /_/          No     /X/

PART I.
FINANCIAL INFORMATION

Item 1.          Financial Statements.

Efficiency Lodge, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2001	2001
	(Unaudited)

Property and equipment, net	$25,908,648	$26,169,246
Cash	1,282,486	658,427
Other assets	1,853,597	2,039,150
	$29,044,731	$28,866,823

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes payable	$28,076,602	$8,305,021
Other liabilities	683,050	562,533

Total liabilities	28,759,652	28,867,554

Stockholders' equity
Common stock -- no par value, 7,500,000
shares authorized; 297,900 and 347,900 shares
issued at March 31, 2001 and December 31,
2000, respectively	240,216	280,534
Accumulated earnings	868,199	1,088,613
Other comprehensive gain	96,964	119,000
	1,205,379	1,488,147

Less 80,930 and 130,930 shares of common
stock in treasury at cost at March 31, 2001
and December 31, 2000, respectively	(920,300)	(1,488,878)
	285,079	(731)

	$29,044,731	$28,866,823

The accompanying notes are an integral part of these statements.

Efficiency Lodge, Inc.

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

For the three months ended March 31, 2001 and 2000

	2001	2000

Revenues	$2,229,959	$2,022,090
Operating expenses	1,343,713	1,134,726

Operating income	886,246	887,364

Other expense (income)
Interest expense	632,601	608,613
Gain on sale of investments	(200,110)	-
Other, net	(44,916)	(8,445)
	387,575	600,168

Earnings before income taxes	498,671	287,196

Provision for income taxes	190,825	110,000

Net earnings	$307,846	$177,196

Net earnings per common share - basic	$1.42	$0.96

Weighted average number of common
shares outstanding	216,970	183,640

The accompanying notes are an integral part of these statements.

Efficiency Lodge, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

Three months ended March 31, 2001

	Other Shares Outstanding	Common Stock	Accumulated Earnings	Accumulated Other Comprehensive Gain	Treasury Stock	Total

Balance at December 31, 2000	216,970	$ 280,534	$ 1,088,613	$ 119,000	$(1,488,878)	$ (731)

Cancellation of 50,000 shares of common stock in treasury	-	(40,318)	(528,260)	-	568,578	-

Net earnings for the three months	-	-	307,846	-	-	307,846

Other comprehensive loss
Change in unrealized gain on investments	-	-	-	(22,036)	-	(22,036)

Comprehensive earnings	-	-	-	-	-	285,810

Balance at March 31, 2001	216,970	$ 240,216	$ 868,199	$ 96,964	$ (920,300)	$ 285,079

The accompanying notes are an integral part of this statement.

Efficiency Lodge, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the three months ended March 31, 2001 and 2000

	2001	2000

Increase (decrease) in cash

Cash flows from operating activities:
Net earnings	$ 307,846	$ 177,196
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	292,926	285,406
Gain on sale of fixed assets	(27,143)	-
Gain on sale of investments	(200,110)	-
Changes in assets and liabilities:
Other assets	(48,794)	37,046
Other liabilities	134,022	(113,328)

Net cash provided by operating activities	458,747	386,320

Cash flows from investing activities:
Payments received on notes receivable	5,719	-
Proceeds from sale of investments	377,933	-
Capital expenditures	(83,464)	(30,300)
Proceeds from sale of fixed assets	93,543	-

Net cash provided by (used in) investing activities	393,731	(30,300)

Cash flows from financing activities:
Payments for purchase of treasury stock	-	(36,794)
Principal payments on long-term debt	(228,419)	(142,475)

Net cash used in financing activities	(228,419)	(179,269)

Increase in cash and cash equivalents	624,059	176,751

Cash and cash equivalents, beginning of period	658,427	237,091

Cash and cash equivalents, end of period	$ 1,282,486	$ 413,842

Cash paid during the period for interest	$ 617,601	$ 508,565

Cash paid during the period for income taxes	$ 66,433	$ -

The accompanying notes are an integral part of these statements.

Efficiency Lodge, Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended March 31, 2001 and 2000

NOTE A -- BASIS OF PREPARATION

The accompanying unaudited interim consolidated financial statements of Efficiency Lodge, Inc. (the “Company” ) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP” ) for interim financial statements and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The results of operations for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year. The interim consolidated financial statements should be read in conjunction with the Company's 2000 consolidated financial statements and related notes.

NOTE B -- BASIC EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding.

Item 2.          Management’s Discussion and Analysis

Total assets increased $177,908 from $28,866,823 at December 31, 2000 to $29,044,731 at March 31, 2001. This increase was primarily attributable to operating profit for the quarter of $307,846 and increases in the fair value of investments of $164,570, net of payments on mortgage notes payable of $228,419 and income tax payments of $66,433.

Revenue increased $207,869 from $2,022,090 in the first quarter of 2000 to $2,229,959 in the first quarter of 2001. This was primarily due to the Austell lodge, which opened September 1, 2000. Operating expenses increased from $1,134,726 in the first quarter of 2000 to $1,343,713 primarily due to the opening of the Austell lodge and increased maintenance expenses.

During the first quarter of 2001, the Company purchased real estate and equipment totaling $83,464 and sold one house for $93,543.

During the first quarter of 2001 the Company realized a gain on the sale of investments totaling $200,110. The majority of this gain was included in unrealized gain on investments at December 31, 2000.

Part II - Other Information

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFFICIENCY LODGE, INC.

DATE: May 10, 2001	By: /s/ W. Ray Barnes
W. Ray Barnes
President and Chief Executive Officer

DATE: May 10, 2001	By: /s/ Bonnie Byers
Bonnie Byers
Secretary/Treasurer