Form 10QSB
period 2001-06-30
EFFICIENCY LODGE INC
filed 2001-08-14
CIK 92066

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

{X}	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001

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

          Yes     /X/          No      /_/

Shares outstanding of each of the issuer's classes of common equity at June 30, 2001: 216,970 shares of Common Stock, no par value.

Transitional Small Business disclosure Format (check one).

         Yes /_/          No     /X/

PART I.
FINANCIAL INFORMATION

Item 1.          Financial Statements.

Efficiency Lodge, Inc.

CONSOLIDATED BALANCE SHEETS

 ASSETS

	June 30,	December 31,
	2001	2000

	(Unaudited)

Property and equipment, net	$25,530,753	$26,169,246
Cash	1,711,660	658,427
Other assets	1,956,016	2,039,150

	$29,198,429	$28,866,823

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgage notes payable	$27,692,199	$28,305,021
Other liabilities	935,731	562,533

Total liabilities	28,627,930	28,867,554

Stockholders’ equity
Common stock – no par value, 7,500,000
shares authorized; 297,900 and 347,900 shares
issued at June 30, 2001 and December 31,
2000, respectively	240,216	280,534
Accumulated earnings	1,128,921	1,088,613
Other comprehensive gain	121,662	119,000

	1,490,799	1,488,147

Less 80,930 and 130,930 shares of common
stock in treasury at cost at June 30, 2001
and December 31, 2000, respectively	(920,300)	(1,488,878)

	570,499	(731)

	$29,198,429	$28,866,823

The accompanying notes are an integral part of these statements.

Efficiency Lodge, Inc.

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

For the quarters ended June 30, 2001 and 2000
For the six months ended June 30, 2001 and 2000

	Quarter Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenues	$2,224,862	$2,038,389	$4,454,821	$4,060,480
Operating expenses	1,273,786	1,207,027	2,617,499	2,341,753

Operating income	951,076	831,362	1,837,322	1,718,727

Other expense (income)
Interest expense	631,147	615,456	1,263,748	1,224,069
Gain on sale of investments	-	-	(200,110)	-
Other, net	(102,733)	(44,442)	(147,649)	(52,886)

	528,414	571,014	915,989	1,171,183

Earnings before income taxes	422,662	260,348	921,333	547,544

Provision for income taxes	161,940	85,088	352,765	195,088

Net earnings	$260,722	$175,260	$568,568	$352,456

Net earnings per common share – basic	$1.20	$0.90	$2.62	$1.86

Weighted average number of common
shares outstanding	216,970	194,630	216,970	189,130

The accompanying notes are an integral part of these statements.

Efficiency Lodge, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

Six months ended June 30, 2001

	Common Shares Outstanding	Common Stock	Accumulated Earnings	Accumulated Other Comprehensive Gain	Treasury Stock	Total

Balance at December 31, 2000	216,970	$ 280,534	$ 1,088,613	$ 119,000	$(1,488,878)	$ (731)

Cancellation of 50,000 shares of common stock in treasury	-	(40,318)	(528,260)	-	568,578	-

Net earnings for the six months	-	-	568,568	-	-	568,568

Other comprehensive loss Change in unrealized gain on investments	-	-	-	2,662	-	2,662

Comprehensive earnings	-	-	-	-	-	571,230

Balance at June 30, 2001	216,970	$ 240,216	$ 1,128,921	$ 121,662	$ (920,300)	$ 570,499

The accompanying notes are an integral part of this statement.

Efficiency Lodge, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the six months ended June 30, 2001 and 2000

	2001	2000

Increase (decrease) in cash

Cash flows from operating activities:
Net earnings	$568,568	$352,456
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	585,852	570,812
Gain on sale of fixed assets	(94,349)	(43,753)
Gain on sale of investments	(200,110)	-
Changes in assets and liabilities:
Other assets	(123,767)	6,897
Other liabilities	371,566	(192,550)

Net cash provided by operating activities	1,107,760	693,862

Cash flows from investing activities:
Payments received on notes receivable	12,844	-
Purchases of marketable securities	(10,000)	-
Proceeds from sale of investments	377,933	-
Capital expenditures	(113,631)	(130,745)
Proceeds from sale of fixed assets	291,149	112,000

Net cash provided by (used in) investing activities	558,295	(18,745)

Cash flows from financing activities:
Payments for purchase of treasury stock	-	(43,475)
Principal payments on long-term debt	(612,822)	(346,123)

Net cash used in financing activities	(612,822)	(389,598)

Increase in cash and cash equivalents	1,053,233	285,519

Cash and cash equivalents, beginning of period	658,427	237,091

Cash and cash equivalents, end of period	$1,711,660	$522,610

Cash paid during the period for interest	$1,199,448	$1,224,069

Cash paid during the period for income taxes	$113,361	$195,088

Supplemental Disclosure of Non-Cash Financing Activities:
 On June 1, 2000, the Company exchanged $499,950 of a note payable for 33,330 shares of common stock, which were previously held in treasury.

The accompanying notes are an integral part of these statements.

Efficiency Lodge, Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six months ended June 30, 2001 and 2000

NOTE A – BASIS OF PREPARATION

The accompanying unaudited interim consolidated financial statements of Efficiency Lodge, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The results of operations for the quarter ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year. The interim consolidated financial statements should be read in conjunction with the Company’s 2000 consolidated financial statements and related notes.

NOTE B – BASIC EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. During 2000, the Company completed a 10 for 1 stock split. All references to common stock within the accompanying financial statements have been restated to reflect the effect of this stock split.

Item 2. Management’s Discussion and Analysis

Total assets increased $331,606 from $28,866,823 at December 31, 2000 to $29,198,429 at June 30, 2001. This increase was primarily due to net income for the six months ended June 30, 2001 of $568,568 net of principal repayments on long-term debt of $612,822 and an increase in other liabilities of $373,198.

Revenue for the three months ended June 30, 2001 was $2,224,862 compared to $2,038,389 for the quarter ended June 30, 2000, an increase of $186,473. Although room occupancy decreased in the second quarter of 2001 due to the slowing economy, revenue increased over the second quarter of 2000 due to the Austell lodge, which opened September 1, 2000. Operating expenses for the three months ended June 30, 2001 totaled $1,273,786 compared to $1,207,027 for the three months ended June 30, 2000, an increase of $66,759. This increase was primarily due to the opening of the Austell lodge and increased maintenance expenses.

During the second quarter of 2001, the Company purchased real estate and equipment totaling $30,167 and sold two houses for $197,606. The sale of the two houses generated a net gain of $67,206. During the second quarter of 2000, the Company sold one house for a gain of $43,753.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFFICIENCY LODGE, INC.

DATE: August 14, 2001	By: /s/ W. Ray Barnes
W. Ray Barnes
President and Chief Executive Officer

DATE: August 14, 2001	By: /s/ Bonnie Byers
Bonnie Byers
Secretary/Treasurer