Form 10QSB
period 2001-09-30
EFFICIENCY LODGE INC
filed 2001-11-09
CIK 92066

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

{X}	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001

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

          Yes     /X/          No      /_/

Shares outstanding of each of the issuer's classes of common equity at September 30, 2001: 216,970 shares of Common Stock, no par value.

Transitional Small Business disclosure Format (check one).

         Yes /_/          No     /X/

PART I.
FINANCIAL INFORMATION

Item 1.          Financial Statements.

Efficiency Lodge, Inc.

CONSOLIDATED BALANCE SHEETS

 ASSETS
	September 30,	December 31,
	2001	2000

	(Unaudited)

Property and equipment, net	$25,237,717	$26,169,246
Cash	735,841	658,427
Other assets	4,052,510	2,039,150

	$30,026,068	$28,866,823

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgage notes payable	$27,119,189	$28,305,021
Other liabilities	2,022,158	562,533

Total liabilities	29,141,347	28,867,554

Stockholders’ equity
Common stock – no par value, 7,500,000
shares authorized; 297,900 and 347,900 shares
issued at September 30, 2001 and December 31,
2000, respectively	240,215	280,534
Accumulated earnings	1,339,581	1,088,613
Other comprehensive gain	225,225	119,000

	1,805,021	1,488,147
Less 80,930 and 130,930 shares of common
stock in treasury at cost at September 30, 2001
and December 31, 2000, respectively	(920,300)	(1,488,878)

	884,721	(731)

	$30,026,068	$28,866,823

The accompanying notes are an integral part of these statements.

Efficiency Lodge, Inc.

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

For the quarters ended September 30, 2001 and 2000
For the nine months ended September 30, 2001 and 2000
	Quarter Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Revenues	$2,148,322	$2,175,399	$6,603,143	$6,235,878
Operating expenses	1,278,603	1,416,628	3,896,102	3,758,381

Operating income	869,719	758,771	2,707,041	2,477,497

Other expense (income)
Interest expense	617,264	603,613	1,881,012	1,827,682
(Gain)/Loss on sale of investments	2,781	-	(197,329)	-
Other, net	(91,503)	(106,471)	(239,152)	(159,357)

	528,542	497,142	1,444,531	1,668,325

Earnings before income taxes	341,177	261,629	1,262,510	809,172

Provision for income taxes	130,518	110,309	483,283	305,397

Net earnings	$210,659	$151,320	$779,227	$503,775

Net earnings per common share – basic	$0.97	$0.70	$3.59	$2.54

Weighted average number of common
shares outstanding	216,970	216,970	216,970	198,480

The accompanying notes are an integral part of these statements.

Efficiency Lodge, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

Nine months ended September 30, 2001
	Common Shares Outstanding	Common Stock	Accumulated Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock	Total

Balance at December 31, 2000	216,970	$ 280,534	$ 1,088,613	$ 119,000	$(1,488,878)	$ (731)

Cancellation of 50,000 shares of common stock in treasury	-	(40,318)	(528,260)	-	568,578	-

Net earnings for the nine months	-	-	779,227	-	-	779,227

Other comprehensive gain Unrealized gain on investments	-	-	-	106,225	-	106,225

Comprehensive earnings	-	-	-	-	-	885,452

Balance at September 30, 2001	216,970	$ 240,216	$ 1,339,580	$ 225,225	$ (920,300)	$ 884,721

The accompanying notes are an integral part of this statement.

Efficiency Lodge, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the nine months ended September 30, 2001 and 2000
	2001	2000

Increase (decrease) in cash

Cash flows from operating activities:
Net earnings	$779,227	$503,775
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	878,778	865,862
Gain on sale of fixed assets	(165,638)	(143,110)
Gain on sale of investments	(197,329)	-
Changes in assets and liabilities:
Other assets	(155,123)	137,567
Other liabilities	522,860	(133,274)

Net cash provided by operating activities	1,662,775	1,230,820

Cash flows from investing activities:
Payments received on notes receivable	19,458	3,050
Loan to others	-	(250,000)
Purchases of marketable securities	(1,111,457)	-
Proceeds from sale of investments	428,291	-
Capital expenditures	(215,857)	(2,004,458)
Proceeds from sale of fixed assets	480,038	243,000

Net cash provided by (used in) investing activities	(399,527)	(2,008,408)

Cash flows from financing activities:
Payments for purchase of treasury stock	-	(45,548)
Principal payments on long-term debt	(1,185,834)	(512,462)
Proceeds from issuance of debt	-	1,774,538

Net cash provided by (used in) financing activities	(1,185,834)	1,216,528

Increase in cash and cash equivalents	77,414	438,940

Cash and cash equivalents, beginning of period	658,427	237,091

Cash and cash equivalents, end of period	$735,841	$676,031

Cash paid during the period for interest	$1,801,712	$1,827,682

Cash paid during the period for income taxes	$113,361	$287,397

Supplemental Disclosure of Non-Cash Financing Activities:
On June 1, 2000, the Company exchanged $499,950 of a note payable for 33,330 shares of common stock, which were previously held in treasury.

The accompanying notes are an integral part of these statements.

Efficiency Lodge, Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Nine months ended September 30, 2001 and 2000

NOTE A – BASIS OF PREPARATION

The accompanying unaudited interim consolidated financial statements of Efficiency Lodge, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial statements and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The results of operations for the quarter ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year. The interim consolidated financial statements should be read in conjunction with the Company’s 2000 consolidated financial statements and related notes.

NOTE B – BASIC EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. During 2000, the Company completed a 10 for 1 stock split. All references to common stock within the accompanying financial statements have been restated to reflect the effect of this stock split.

Item 2. Management’s Discussion and Analysis

Total assets increased $1,159,245 from $28,866,823 at December 31, 2000 to $30,026,068 at September 30, 2001. This increase was primarily due to net purchases of approximately $1,750,000 of equity securities, which were partially financed with a line of credit of approximately $870,000.

Revenue for the quarters ended September 30, 2001 and 2000 totaled $2,148,322 and $2,175,399, respectively. This $27,077 decrease was primarily due to the slowing economy. Revenue for the nine month periods ended September 30, 2001 and 2000 totaled $6,603,143 and $6,235,878, respectively. This $367,265 increase was primarily due to the Austell Lodge, which opened September 1, 2000.

Operating expenses for the quarters ended September 30, 2001 and 2000 totaled $1,278,603 and $1,416,628. This $138,026 decrease was primarily due to a decrease in maintenance expenses. Operating expenses for the nine month periods ended September 30, 2001 and 2000 totaled $3,896,102 and $3,758,831, respectively. This $137,271 increase was due primarily to the new Austell Lodge, net of decreased maintenance expenditures.

During the third quarter of 2001, the Company sold two houses for a net gain of $71,289. During the third quarter of 2000, the Company sold one house for a net gain of $99,357. During the nine month period ended September 30, 2001, the Company sold four houses for a net gain of $165,638. During the nine month period ended September 30, 2000, the Company sold two houses for a net gain of $143,110.

The Company’s cash flow from operations was sufficient to meet its working capital needs. The Company’s cash balance as of September 30, 2001 was $735,741 compared to $1,711,660 as of June 30, 2001. This decrease was primarily due to the purchase of equity securities noted above.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFFICIENCY LODGE, INC.

DATE: November 6, 2001	By: /s/ W. Ray Barnes
W. Ray Barnes
President and Chief Executive Officer

DATE: November 6, 2001	By: /s/ Bonnie Byers
Bonnie Byers
Secretary/Treasurer