Form 10KSB
period 2001-12-31
EFFICIENCY LODGE INC
filed 2002-04-01
CIK 92066

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

☒                   Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
                          For the Fiscal Year Ended December 31, 2001

OR

☐                    Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

Commission File Number 000-02290

Efficiency Lodge, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-0898219

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5342 Old Floyd Road, P.O. Box 635, Mableton, GA	30126

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:                                                                                                     (770) 819-0039

Name of exchange on which registered:                                                                                                                                           None

Securities registered pursuant to Section 12(g) of the Act:                                                  Common Stock, no par value per share

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                        Yes    ☑      No   ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.                                                          ☑

State issuer’s revenues for its most recent fiscal year.                                                                                             $8,738,670.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: as of March 1, 2002, there were 8,300 shares of Common Stock, no par value, outstanding held by non-affiliates of the issuer, with an aggregate value of $249,000 (based upon a value of $30.00 per share, the cash value of the converted shares after the 10 for 1 stock split by the Company declared on November 15, 2000). There is no established trading market for the Common Stock, and the issuer does not know of any sales made in the last sixty days.

At March 1, 2002, there were issued and outstanding 216,970 shares of Common Stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

     None.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

General

Efficiency Lodge, Inc., formerly known as Southern Acceptance Corporation (the “Company"), was incorporated in 1962 as a Georgia corporation, and engaged in the business of real estate sales and development in Georgia. Specifically, the Company purchased or built and operated motels and apartments. In 1974, the Company filed for bankruptcy under Chapter XI of the federal bankruptcy laws. It emerged from bankruptcy in 1980 with a few remaining properties. After selling most of its remaining operating properties in the early 1980s, the Company continued to engage to a limited extent in the purchase and sale of real estate in Georgia. In addition to earning commissions from such real estate sales, the Company earned interest on its notes receivable, rental income from its rental properties, and income from the purchase and sale of investment properties. The principal executive offices of the Company are located at 5342 Old Floyd Road, Mableton, Georgia 30126, and its telephone number at that address is (770) 819-0039.

On January 22, 1996, the Company entered into an Agreement and Plan of Merger with Efficiency Lodge, Inc., a Georgia corporation (“ELI”) pursuant to which ELI would be merged into the Company, with the Company as the surviving corporation assuming ELI’s name (the “Merger”). The Merger was effective on December 31, 1996. In the Merger, the ELI shareholders received approximately 1,102.6 shares of the common stock of the surviving corporation for each share of ELI (approximately 95% of the surviving corporation). Shareholders of the Company immediately prior to the Merger received one share of the common stock of the surviving corporation for each one hundred shares of pre-Merger common stock of the Company held by them, with any resulting fractional shares being cashed out at $0.10 per pre-Merger share.

On August 5, 1999, the Company’s Shareholders approved a 30 for 1 reverse split of the Company’s common stock (the “Reverse Split”). Pursuant to the Reverse Split, fractional shares of common stock were converted to cash at the rate of $10.00 per share of common stock out-standing prior to the Reverse Split.

On September 19, 2000, the Company’s Board of Directors approved a 10 for 1 stock split of the Company’s common stock (the “Stock Split”). Pursuant to the Stock Split, each share of the Company’s common stock was converted into ten shares of common stock.

ELI was formed in January 1993 as the result of the consolidation of five existing companies, each of which operated an extended-stay lodging facility. ELI engaged in the business of developing and owning lodging facilities that offer both temporary and long-term accommodations (“Efficiency Lodges” or “Lodges”). The Company now owns and operates thirteen Efficiency Lodges, which are located in or near East Point, Douglasville, Atlanta, Dekalb County, Carrollton, Cartersville, Forest Park, Kennesaw, Columbus, Austell, and Louisville, Georgia, and Pensacola, Florida. The Lodges have an aggregate of 1,449 guest rooms. In addition, the Company owns and operates rental properties consisting of 58 single family residences, four duplex residential properties, and one commercial property in or near Atlanta, Georgia (the “Rental Properties”). In the following description of the Company’s business, activities and properties, ELI’s business, activities and properties, except as otherwise indicated, are described as those of the Company.

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

The Rental Properties are in and near Atlanta, Georgia. The Rental Properties are primarily residential buildings with one year leases. Rents are paid monthly. The Company owns one commercial property which has two tenants, both of which have one year leases.

Operations

The Company’s operations manual guides on-site management of each Lodge, which is managed by a Property Manager, who resides on site, and an Assistant Manager. Managers are trained in all aspects of extended-stay lodge operations, with particular emphasis placed on customer service. The managers are trained to provide conscientious customer service, they are provided with incentives to exercise the authority granted to them, and they are efficiently supervised through management information systems and on-site audits by the Company’s management, which visits and inspects each Efficiency Lodge on a regular basis to ensure that consistency and quality standards are being met. Managers and staff receive bonuses based on both performance and occupancy.

Each Efficiency Lodge is computerized with a software package that handles all on-site transactions and record keeping. The software provides on-site management with a database of updated information such as available units, units needing cleaning or repairs, room charges due, guest payment history, and telephone volume. Operating results are compiled and reviewed regularly. The Company’s corporate office handles purchasing supplies and virtually all payments of property expenses.

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

For 2001, the overall average occupancy rate for the Company’s Lodges was 76%, the average weekly rental rate was $157.85 and the revenue per available room was $119.52.

The Company operates its Rental Properties by leasing units to residential occupants. The average occupancy rate is 98%. The average rental rate is $149.38 per week.

Business Strategy

The Company intends to (i) develop additional Lodges, (ii) purchase motels for conversion to the Efficiency Lodge format or purchase existing economy extended-stay motels that meet current Company acquisition criteria, (iii) realize increased lease revenues from growth in room revenues, and (iv) purchase and sell additional residential units. The Company will focus initially on development and acquisition opportunities available in the Southeastern United States. The Company may build or acquire additional Lodges by borrowing funds, exchanging capital stock, raising capital through the issuance and sale of equity, or through its cash flow.

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

The Company competes for investment opportunities with entities which have substantially greater financial resources than the Company and which as a consequence may be in a position to accept more risk than the Company, including risks with respect to the locations of facilities. Those competing entities may reduce the number of suitable investment opportunities offered to the Company and increase the bargaining power of property owners seeking to sell.

Environmental Matters

Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous, toxic or petroleum substances on the property.  Those laws often impose  liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment a hazardous, toxic, or petroleum substance to another property may be liable for the costs of removal or remediation of substances released into the environment at that property. The costs of remediation or removal of those substances may be substantial, and the presence of those substances, or the failure to conduct remediation promptly, may adversely affect the value of the real estate or the owner’s ability to sell the real estate or to borrow using the real estate as collateral.

Phase I environmental audits have been obtained on all of the Company’s Lodges. The Phase I audits were intended to identify potential sources of contamination for which the Lodges may be responsible and to assess the status of environmental regulatory compliance. These audits included historical reviews of the Lodges, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screening for the presence of asbestos, PCB’s, and underground storage tanks, and the preparation and issuance of a written report. The Phase I assessments did not include invasive procedures, such as soil sampling or ground water analysis.

The Phase I audit reports have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company’s business, assets, or results of operations, nor is the Company aware of any such liability. Nevertheless, it is possible that these reports do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware.

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

Governmental Regulation

A number of states regulate the licensing of lodging facilities by requiring registration, disclosure statements, and compliance with specific standards of conduct. The Company believes that each of its facilities has the necessary permits and approvals to operate its respective businesses, and the Company intends to obtain any necessary permits and approvals for its new facilities.

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

Under the Americans with Disabilities Act (“ADA”), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. Although the Company has attempted to satisfy ADA requirements in the design of its facilities, if a material ADA claim were successfully asserted against the Company, the claim could result in a judicial order requiring the Company to take additional steps to comply with some aspect of the ADA. That could necessitate the expenditure of substantial sums, result in the imposition of a fine, or result in an award of damages to a private litigant, all of which would have an adverse effect on  the Company.

Employees

As of December 31, 2001, the Company had no employees. Instead, the Company leases approximately 69 full-time employees, including members of management, pursuant to an agreement with Team Staff, Inc. Under the Company’s agreement with Team Staff, the Company selects its employees who are hired by Team Staff, which provides administrative services and is responsible for the payment of all employee wages, payroll taxes and employee benefits. The Company also occasionally hires part-time employees through Team Staff. The Company has elected to lease employees to minimize its administrative expenses and to take advantage of economies of scale offered by Team Staff in providing workers’ compensation insurance, employee benefits and administrative services. The Company is charged a fee for the employee and administrative services received. The fee is based on the hourly rate of the employee and hours worked plus a percentage of gross wages for payroll taxes, insurance and other benefits. The lease was renewed on June 1, 2001, and may be terminated by the Company on June 1, 2002. The Company believes that its relationship with its leased employees is good.

Trademarks

The Company has registered the service mark "Efficiency Lodge" in the state of Georgia and with the United States Patent and Trademark Office for hotel and motel services. The registration extends until 2003 and is thereafter renewable for ten-year periods.

Certain Factors Affecting Forward Looking Statements

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements. These statements involve a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Some of these risks might include, but are not limited to, those discussed in “Competition” above. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in 2002 and any Current Reports on Form 8-K filed by the Company.

 ITEM 2.     DESCRIPTION OF PROPERTY.

The Company constructed all but five of its Efficiency Lodges using a standard design, with similar architectural styles and guest room floor plans and similar construction materials.  Those five Efficiency Lodges were purchased from other operators. Each Efficiency Lodge includes guest rooms, a manager’s apartment, an office and a guest laundry room. Each guest room contains a combination living room and bedroom, a bathroom, a closet, a fully-equipped kitchenette, and a table and chairs. Guest services, which are minimal in comparison to motels or hotels, typically include limited front desk hours and limited maid service, and extra charges for amenities, such as televisions.

 Each Efficiency Lodge is an economy extended-stay facility with room rates that are typically lower than those charged by most motels and hotels in its market. Although daily rates are available, most guests at the Efficiency Lodges choose to occupy rooms on a weekly basis, at rates which, as of December 31, 2001, ranged from $119 to $149 per week for single occupancy. The Efficiency Lodges are able to charge these lower rates (1) because of the elimination of certain amenities found in higher-priced lodging facilities, such as restaurants, cocktail lounges, meeting rooms, retail shops, pools and other large common areas, which the Company has found to be unnecessary for the comfort and enjoyment of its extended-stay guests, and (2) because they use economical furniture, fixtures and equipment. The Company provides its extended-stay guests with free access to satellite TV, convenience items for sale in the front office, and an on-premises laundry facility.

The following lodges secure a note to one lender, with an outstanding balance at December 31, 2001, of approximately $10,017,413. The loan accrues interest at 8.02% annually and matures in 2008.

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

The following lodge secures a note to one lender, with an aggregate outstanding balance at December 31, 2001, of approximately $3,031,078. The loan accrues interest at 8.95% annually and matures in 2008.

Forest Park Lodge. This two-story 124-room Lodge is located on approximately 2.28 acres in Forest Park, a commercial area of Atlanta. The property has an approximately 2,500 square-foot auxiliary building used for office and retail space. The Lodge has been owned by the Company since 1991.

The following lodge secures an adjustable rate mortgage with an aggregate outstanding balance at December 31, 2001 of approximately $1,813,318. The loan accrues interest at 1½% over prime and matures in 2013.

Columbus Lodge. This two-story 124-room Lodge is located at 1776 Betwood Place, Columbus, Georgia. The Company has owned this Lodge since 1998.

The following lodge secures debt to two lenders, including the former owner of the property, with outstanding balances at December 31, 2001, aggregating approximately $2,103,270. The first mortgage accrues interest at 2% over prime and matures in 2019, and the second bears interest at 10% and matures in 2025.

Bartow Lodge. This two-story 124-room Lodge is located on approximately 3.89 acres near Highway 20 in Cartersville, Georgia. The Company has owned this Lodge since July 1995.

The following lodge has long-term debt with an aggregate outstanding balance at December 31, 2001 of approximately $469,243. The loan accrues interest at 8.0% annually and matures in 2019.

Louisville Lodge. This two-story 42-room Lodge is located at Highway 1 Bypass in Louisville, Georgia on 2.95 acres. It was purchased by the Company in March of 1999.

The following two lodges secure debt to two lenders, with outstanding balances at December 31, 2001 aggregating approximately $5,628,748. The first loan accrues interest at 8.5% annually and matures in 2004. The second loan accrues interest at 1.0% over prime and matures in 2004.

Home Stay Lodge. This two story 124-room Lodge is located at Davis Highway in Pensacola, Florida. The Company has owned this Lodge since December, 1999.

Home Stay Lodge. This two story 124-room Lodge is located at Mobile Highway in Pensacola Florida. The Company has owned this Lodge since December, 1999.

The following lodge has long-term debt with an aggregate outstanding balance at December 31, 2001 of approximately $1,680,230. The loan accrues interest at 9.75% annually, which is adjustable, and matures in 2003.

Austell Lodge. This two story 84 room lodge is located at 1968 Veterans Memorial Highway in Austell, Georgia. It was constructed by the Company in August of 2000.

The following rental properties have long-term debt with an outstanding balance at December 31, 2001 of $2,110,595. The loan accrues interest at 8.75% annually and matures in 2002.

Rental Properties. These properties consist of 58 single family residences, four duplex residential properties and one commercial property occupied by a convenience store and an automobile repair shop. The Company sold four single family residences and acquired four single family residences in 2001.

Total debt of the Company as of December 31, 2001, was approximately $26,853,897.

As of December 31, 2001, there were no lease agreements in effect for any of the Lodges, nor any contracts in place to sell any such properties.

For further information about the operation of the Lodges, see "MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

In the opinion of the Company’s management, the Company’s properties are adequately covered by insurance, and the Company believes the properties are in good condition.

ITEM 3.     LEGAL PROCEEDINGS.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Price Range Of Common Stock

There is no public trading market for the Company’s Common Stock. As of January 1, 2002, there were 216,970 outstanding shares of Common Stock and approximately 379 holders of record of such shares. There are currently no legal or contractual restrictions on the payment of dividends by the Company. The Company paid a dividend of $0.30 per share to holders of its common stock on December 15, 2001.

The Company paid a dividend of $0.25 per share to holders of its common stock on December 15, 2000.

ITEM 6.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2001 AND 2000

            During 2000, the Company constructed one additional lodge.  The Company did not engage in any new construction projects, or acquire or dispose of any lodges in 2001.  The Company’s mature properties typically experience lower occupancy rates during the fourth quarter of each year.

            Total revenue for 2001 increased $264,521 or 3% over 2000.  This increase was primarily due to the Austell Lodge, which opened in September 2000 and therefore operated for only three months in 2000 but operated for a full twelve months in 2001.

            The Company’s 13 Lodges and the Rental Properties increased their average weekly rate (“AWR”) 1% from $154.00 to $157.85.  Revenue per available room (REVPAR) decreased 3% from $123.06 to $119.42.  Occupancy decreased from 80% in 2000 to 76% in 2001.  These decreases were attributable to the slow economy in 2001, especially the fourth-quarter of 2001 after the events of September 11, 2001 at the World Trade Center in New York City and the Pentagon in Washington D.C, which affected the lodging industry generally.

            Operating expenses for 2001 decreased $247,264 or 4.5% from 2000.  The primary reason for this decrease was that the Company did not have lodge start-up costs in 2001 because no new lodges were acquired or constructed.  Depreciation and amortization expense decreased by $61,582 or 5% in 2001 due to certain furniture and equipment becoming fully depreciated.

            Interest expense in 2001 decreased $86,414 or 3.4% from 2000 due primarily to lower notes payable balances.

            During 2001 the Company sold four houses for a gain of $165,639 an increase of $21,529 over 2000.  During 2000, the Company sold two houses for a gain of $144,110.

            During 2001, the Company realized a gain on the sale of equity securities totaling $197,329.  No significant security gains were realized during 2000.  Interest and dividend income in 2001 was $39,067 higher than in 2000 due to higher levels of investments in equity securities.

            Income tax expenses were 38% and 39% of net earnings before income tax expense in 2001 and 2000, respectively.  Net earnings for the year ended December 31, 2001 totaled $886,494 compared to $345,751 for the year ended December 31, 2000.

Liquidity And Capital Resources

The Company historically has funded its operations primarily with cash flow from operations.  Net cash provided from operations totaled $2,112,650 in 2001 and $937,959 in 2000.  Proceeds from the sale of property (which included rental houses and equity securities) totaled $1,012,817 in 2001 and $244,000 in 2000.  The Company had an increase in cash of $102,745 and $421,336 in 2001 and 2000, respectively.  The Company had cash balances of $761,172 and $658,427 at December 31, 2001 and 2000, respectively.

The Company anticipates that the cash flow from operations will be sufficient to meet its working capital needs for the next twelve months.  Management intends for financing to be utilized only for the acquisition or construction of new Lodges and not for working capital.  Management’s anticipation of meeting working capital needs through current operations is based on the past performance of the Lodges, which have not historically required borrowings to finance working capital needs.  However, there can be no assurance in the future that any new or existing facility will be able to fully fund its working capital needs through operations.

Cash provided from operations net of required payments on notes payable was invested in equity securities in 2001.  In addition, during 2001 the Company took advantage of reduced equity prices after the events of September 11 and acquired additional equity securities using net advances of $767,752 on a securities margin account.  During 2000, cash provided by operations together with cash provided by note proceeds net of required note payments was invested in property and equipment.  The Company considers all equity securities to be available for sale and accordingly, reflects such securities at fair value in the Company’s balance sheet.  The Company’s equity securities had a fair value of $3,008,773 at December 31, 2001 and of $751,463 at December 31, 2000.  Net unrealized gains on equity securities, net of deferred taxes, totaled $432,196 and $119,000 at December 31, 2001 and December 31, 2000, respectively.  Net unrealized gains on equity securities, net of income tax are reported as accumulated other comprehensive income, a component of stockholders equity.  Gains and losses when realized upon the sale of securities are reported in the statement of earnings.

            The Company anticipates building or acquiring additional Lodges in the future and may seek to do so by incurring debt.  The Company has acquired a purchase option on a 66 unit lodge located in Fairburn, Georgia.  Management anticipates closing on this property no later than the third quarter of 2002.  The Company also has purchased property in Conley, Georgia and has initiated permit acquisitions for an 80 to 120 unit Lodge, the cost of which has been capitalized as construction in progress at December 31, 2001.  Construction will commence when management is confident of the economic recovery.

            The Company has initiated negotiations on the purchase of a 5000 square foot warehouse located three miles from its corporate headquarters.  Management anticipates a decrease in operating costs with the centralization of supplies for distribution to various lodges.

            There are no commitments for financing the acquisitions and construction described above.  The Company may, however, seek to incur additional debt, use proceeds from sales of equity securities or use cash flows from operations to fund these additions.

            The Company’s long-term contractual obligations consist of notes payable used to finance property construction and acquisition.  Future maturities of principal on these notes payable are disclosed in Footnote F of the accompanying financial statements.

During June, 2000 (which was prior to the 10-for-1 stock split), the Company exchanged 3,333 shares of treasury stock for a $499,950 reduction of a note payable.  During 2001, the Company cancelled 50,000 shares of treasury stock which resulted in a decrease in retained earnings of $528,260, a reduction in common stock of $40,318, and a reduction of $568,578 in treasury stock.  In December, 2001, the Company paid a $0.30 per share dividend, for an aggregate distribution of $65,091.  In December, 2000, the Company paid a $0.25 per share dividend, for an aggregate distribution of $54,242.50.

Two risk factors, which may affect costs related to operations and development, and thus affect liquidity, are increases in interest rates and inflation.  Management of the Company recognizes these factors and intends to manage to reduce these risks.  However, there can be no assurance that present or future performances will be in accordance with management’s expectations.

Forward-Looking Statements

To the extent the information contained in this discussion and analysis of the consolidated financial statements of the Company and the information included elsewhere in this 2001 Annual Report on Form 10-KSB are viewed as forward-looking statements, the reader is cautioned that various risks and uncertainties exist that could cause actual future results to differ materially from that inferred by the forward-looking statements.  Among the risks and uncertainties that should be considered are: (i) dependence on senior management; (ii) risks associated with the lodging industry; (iii) risks associated with compliance with environmental regulations and other government regulations, and (iv) risks associated with financing.  The reader is further cautioned that risks and uncertainties may exist that have not been mentioned herein due to their unforeseeable nature, but which, nevertheless, may impact the Company’s future operations.

 ITEM 7.     FINANCIAL STATEMENTS

The response to this item is included herein beginning on page F-1.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                    PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors And Executive Officers Of The Registrant

     Directors are elected by the Company’s shareholders at annual meetings and serve until their successors are duly elected and qualified. Of the current directors of the Company, two were appointed by the Board of Directors of the Company at the time of the Merger, one was appointed in May of 1999, and the other directors were elected by the shareholders. The Company held a special meeting of shareholders on April 5, 1999. No meetings of the shareholders were held in 2001. Directors of the Company remained on the Board and will continue to serve until their successors are duly elected and qualified. Officers may be elected by the Company’s Board of Directors annually, and they serve until their successors are duly elected and qualified. Accordingly, the current officers of the Company are serving until their successors are so elected and qualified.

Name (Age)	Position(s)	Business Experience During the Past Five Years

W. Ray Barnes (62)	Chairman of the Board and Chief Executive Officer, Chief Financial Officer and Chief Accounting officer

Mr. Ray Barnes has served as a director, President and Chief Executive Officer of ELI and its predecessors since 1986. Mr. Barnes has owned and operated Barnes Store in Mableton, Georgia since 1954. He has also been a director of Georgia State Bank and Community Financial Corporation and a director of Alabama National Bancorporation since December 1998.

Joe Chapple (41)	President and Chief Operating Officer, Director

Mr. Chapple became President and Chief Operating Officer of ELI in 2001.  Mr. Chapple is owner of Chapple, Inc., which was Established in 1998.   Mr. Chapple has an interest in another extended stay lodge.  He has been a director since June, 2000.

Arthur L. Crowe, Jr. (77)	Director

Mr. Crowe has served as a director of the Company since 1994. Mr. Crowe, an attorney, has maintained a solo practice since 1989, and also currently serves as counsel with the law firm of Cauthorn & Phillips, P.C. in Marietta, Georgia.

Joseph A. Cochran (71)	Director

Mr. Cochran has been a director of the Company and its affiliates, Piedmont Southern Co., Pacemaker Properties, Inc., Ramco Inns of Georgia, Inc., SAC Building, Piedmont Southern Insurance Agency and SAC Holdings since 1966, and President of each of the foregoing affiliates since 1990. Mr. Cochran, an attorney, has been a member of the law firm of Cochran, Camp & Snipes since 1966.

Ken F. Thigpen (61)	Director	Mr. Thigpen has served as a director of the Company, Piedmont Southern Co., Pacemaker Properties, Inc.,

Ramco Inns of Georgia, Inc., SAC Building, Piedmont Southern Insurance Agency, and SAC Holdings since 1994, and as a director of ELI since 1994. Mr. Thigpen has been President and Chief Executive Officer of Georgia State Bank since 1990.

Dr. Roy W. Sweat, D.C. (74)	Director

Dr. Sweat has been a director of the Company, Piedmont Southern Co., Pacemaker Properties, Inc., Ramco Inns of Georgia, Inc., SAC Building, Piedmont Southern Insurance Agency, and SAC Holdings since 1963 and Vice President of each of the foregoing affiliates since 1990. Dr. Sweat, a chiropractor, is president of Sweat Chiropractic Clinic, P.C.

Larry V. Watts (63)	Director

Mr. Watts has been a director of the Company since May 1999. He is the owner of Concorde Development & Construction, Inc., which was established in 1985. Mr. Watts has ownership interests in other extended stay lodges.

SECTION 16(A)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Pursuant to Section 16(a) of the Securities Exchange Act of 1934, each executive officer, director and beneficial owner of 10% or more of the Company’s Common Stock is required to file certain forms with the Securities and Exchange Commission. A report of beneficial ownership of the Company’s Common Stock on Form 3 is due at the time such person becomes subject to the reporting requirement and a report on Form 4 or 5 must be filed to reflect changes in beneficial ownership occurring thereafter. The Company believes that all filing requirements applicable to its officers and directors were complied with during the 2001 fiscal year.

ITEM 10.     EXECUTIVE COMPENSATION.

MANAGEMENT COMPENSATION

The following table sets forth the compensation paid to Ray Barnes, Chief Executive Officer, and Joe Chapple, President and Chief Operating Officer, of ELI.

SUMMARY COMPENSATION TABLE

	Annual Compensation
Name and Principal Position	Year	Salary	Other

Ray Barnes, Chairman and Chief Executive Officer	2001 2000 1999	$50,000 $50,000 $50,000	$181,145(1) $180,114 $280,459

Joe Chapple, President and Chief Operating Officer	2001	$50,000	$ -0-

_______________________

(1)        Ray Barnes, doing business as Barnes Store, is paid a fee for management of the Company’s properties.  See Item 12 “Certain Relationships and Related Transactions.”

DIRECTORS’ COMPENSATION

Directors of the Company received $250 for each meeting of the Board of Directors attended in 2001.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Persons Beneficially Owning Greater Than Five Percent Of The Company’s Common Stock

The following table sets forth the persons known by the Company to own beneficially more than five percent of the Company’s voting securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Common Stock

Common Stock	W. Ray Barnes 1680 Seayes Road P.O. Box 21 Mableton, GA 30059	165,400	76.23%

Common Stock	Joe Chapple 500 Lorene Drive Marietta, GA 30060	33,330	15.36%

SECURITY OWNERSHIP OF MANAGEMENT

       The following table sets forth information regarding beneficial ownership of the Company’s common stock by management of the Company, as reflected in the stock records of the Company or provided to the Company by the beneficial owners.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Common Stock

W. Ray Barnes	165,400	76.23%
1680 Seayes Road
P.O. Box 21
Mableton, GA 30059

Joe Chapple	33,330	15.36%
500 Lorene Drive
Marietta, GA 30060

Arthur L. Crowe, Jr.	1,740	*
567 Colston Road
Marietta, GA 30014

Joseph A. Cochran	260	*
2950 Atlanta Street
Smyrna, GA 30080

Ken F. Thigpen	3,410	1.57%
2572 Oakwood Trace
Smyrna, GA 30080

Dr. Roy W. Sweat, D.C.	2,900	1.39%
4735 River Court
Duluth, GA 30155

Larry V. Watts	1,700	*
988 Graymount Circle
Marietta, GA 30064

All officers and directors as a group	208,740	96.21%

___________________
*   Less than one percent

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has in place a management agreement with W. Ray Barnes (doing business as Barnes Store) pursuant to which Mr. Barnes provides management of the Company’s properties in exchange for 4% of gross revenues of the Company less hotel/motel taxes and sales taxes. The agreement may be canceled by either party upon 60 days notice. In 2001, Mr. Barnes agreed to accept management fees equal to only 2.1% of revenues, and the Company paid $181,145 to Mr. Barnes for such management services.

The Company entered into an Agreement for Sales and Purchase of Goods, effective September 1, 1996, with W. Ray Barnes (doing business as Barnes Store) pursuant to which Mr. Barnes furnishes merchandise and supplies at distributor’s price plus 1% for the maintenance of the Company’s facilities and for the construction of new units to the extent such merchandise and supplies are available to Mr. Barnes through Barnes Store’s purchasing agreement with wholesalers. The agreement is cancelable by either party upon 60 days notice. In 2001, the Company purchased maintenance supplies totaling $274,914 from Mr. Barnes.

A note receivable of W. Ray Barnes, the majority shareholder, in the principal amount of $297,630 (which includes accrued interest of $118,846) bears interest at 7% and matures on September 25, 2012.

ITEM 13.     EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

a)     Exhibits. The exhibits filed as part of this Annual report on Form 10-KSB are as follows:

Exhibit No.	Description

2.1

Limited Partnership Interest Purchase Agreement, dated December 1, 1999, between Crown Group, Inc. and Chadco, Inc., and the Company (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K/A, as filed with the Commission on February 14, 2000).

2.2

Stock Purchase Agreement, dated December 1, 1999, between Crown Group, Inc. and the Company (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K/A, as filed with the Commission on February 14, 2000).

3.1

Restated and Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the Commission on April 15, 1998), and as amended by the Articles of Amendment of Efficiency Lodge, Inc. (incorporated by reference to Exhibit A of the Information Statement filed on Schedule 14C, as filed with the Commission on July 6, 1999).

3.2

Bylaws of Efficiency Lodge, Inc., as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the Commission on April 15, 1998).

10.1

Towncenter Lodge Purchase Agreement by and between Efficiency Lodge, Inc. and Towncenter Lodge, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s 8-K as filed with the Commission on September 3, 1998).

10.2

Promissory Note by and between Efficiency Lodge, Inc. and Belgravia Capital Corporation, dated August 18, 1998 (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, as filed with the Commission on April 17, 2000).

10.3	Promissory Note in the amount of $5,420,000, dated May 21, 1998, to Bank of Pensacola (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A, as filed with the Commission on February 14, 2000).

10.4

Unconditional and Irrevocable Guaranty of Payment to the Bank of Pensacola, dated December 1, 1999, by Efficiency Lodge, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A, as filed with the Commission on February 14, 2000).

10.5

Unconditional and Irrevocable Guaranty of Payment to the Bank of Pensacola, dated December 1, 1999, by W. Ray Barnes (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K/A, as filed with the Commission on February 14, 2000).

10.6

Promissory Note in the amount of $797,040.83, dated December 1, 1999, to Crown Group, Inc. and Chadco, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K/A, as filed with the Commission on February 14, 2000).

10.7

Unconditional and Irrevocable Guaranty of Payment to Crown Group, Inc. and Chadco, Inc., dated December 1, 1999, by W. Ray Barnes (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on form 8-K/A, as filed with the Commission on February 14, 2000).

10.8

Construction and Term Loan Agreement, dated May 21, 1998, among Bank of Pensacola, Home Stay Lodge I, Ltd., Bonnie M. Bray, and Crown Group, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, as filed with the Commission on April 17, 2000).

10.9	Mortgage and Security Agreement, dated as of May 21, 1998, by Home Stay Lodge I, Ltd. in favor of Bank of Pensacola (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, as filed with the Commission on April 17, 2000).

10.10

Security Agreement, dated May 21, 1998, between Home Stay Lodge I, Ltd. and Bank of Pensacola (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, as filed with the Commission on April 17, 2000).

21	Subsidiaries of the Registrant (incorporated by reference to the Company’s 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on April 9, 1996).

b)      Reports on Form 8-K.

         None.

CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
EFFICIENCY LODGE, INC.

 December 31, 2001

Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Efficiency Lodge, Inc.

 We have audited the accompanying consolidated balance sheet of Efficiency Lodge, Inc. (a Georgia Corporation) and subsidiaries as of December 31, 2001, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Efficiency Lodge, Inc. and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

 /s/ Grant Thornton LLP

Atlanta, Georgia
February 1, 2002

Efficiency Lodge, Inc. and Subsidiaries CONSOLIDATED BALANCE SHEET December 31, 2001

ASSETS

Property and equipment, net (note B)	$25,062,820
Cash	761,172
Marketable equity securities – at market (notes E and G)	3,008,773
Note receivable - stockholder (note C)	297,630
Loan fees, net of accumulated amortization (note D)	392,065
Other assets	437,487

$29,959,947

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Notes payable (note F)	$26,853,897
Margin account liability (note G)	872,240
Accounts payable	117,412
Other liabilities	982,530

Total liabilities	28,826,079

STOCKHOLDERS’ EQUITY
Common stock - no par value, 7,500,000 shares authorized; 297,970 shares issued	240,216
Retained earnings	1,381,756
Accumulated other comprehensive income (note E)	432,196

2,054,168
Less 80,930 shares of common stock in treasury at cost	(920,300)

Total stockholders’ equity	1,133,868

$29,959,947

 The accompanying notes are an integral part of this statement.

Efficiency Lodge, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF EARNINGS Years ended December 31,
	2001	2000

Revenue	$8,738,670	$8,474,149

Operating expenses	5,231,702	5,478,966

Operating profit	3,506,968	2,995,183

Other expense (income)
Interest and dividend income	(87,188)	(48,121)
Realized gain on sale of equity securities	(197,329)	-
Interest expense	2,470,948	2,557,362
Gain on sale of property	(165,639)	(144,110)
Other, net	54,682	64,301

	2,075,474	2,429,432

Net earnings before income taxes	1,431,494	565,751

Income tax expense (note I)	545,000	220,000

NET EARNINGS	$886,494	$345,751

Net earnings per common share – basic and diluted	$4.09	$1.70

 The accompanying notes are an integral part of these statements.

Efficiency Lodge, Inc. and Subsidiaries CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY Years ended December 31, 2001 and 2000

	Common stock

	Number of shares outstanding	Amount	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total

Balance at December 31, 1999	183,640	$159,613	$797,105	$(52,427)	$(1,867,907)	$(963,616)

Exchange of 33,330 shares of treasury stock for note payable	33,330	120,921	–	–	379,029	499,950

Net earnings for the year	–	–	345,751	–	–	345,751

Other comprehensive income Unrealized net gain on investments (Note E)	–	–	–	171,427	–	171,427

Comprehensive income						517,178

Cash dividends - $0.25 per share	–	–	(54,243)	–	–	(54,243)

Balance at December 31, 2000	216,970	280,534	1,088,613	119,000	(1,488,878)	(731)

Cancellation of 50,000 shares of common stock in treasury	–	(40,318)	(528,260)	–	568,578	–

Net earnings for the year	–	–	886,494	–	–	886,494

Other comprehensive income Unrealized net gain on investments (Note E)	–	–	–	313,196	–	313,196

Comprehensive income						1,199,690

Cash dividends - $0.30 per share	–	–	(65,091)	–	–	(65,091)

Balance at December 31, 2001	216,970	$240,216	$1,381,756	$432,196	$(920,300)	$1,133,868

 The accompanying notes are an integral part of this statement.

Efficiency Lodge, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31,

	2001	2000

Increase (Decrease) in Cash

Cash flows from operating activities
Net earnings	$886,494	$345,751
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,171,704	1,233,286
Gain on sale of equity securities	(197,329)	–
Gain on sale of property	(165,639)	(144,110)
Changes in assets and liabilities
(Increase) decrease in other assets	71,975	(231,486)
Increase (decrease) in accounts payable	(93,796)	36,594
Increase (decrease) in other liabilities	439,241	(302,076)

Net cash provided by operating activities	2,112,650	937,959

Cash flows from investing activities
Purchases of property and equipment	(318,622)	(1,783,842)
Proceeds from sale of property	480,038	244,000
Repayments of note receivable from stockholder	27,474	14,130
Purchases of equity securities	(1,983,111)	(11,121)
Proceeds from sale of equity securities	532,779	–

Net cash provided by investing activities	(1,261,442)	(1,536,833)

Cash flows from financing activities
Proceeds from notes payable	–	1,774,536
Payments made on notes payable	(1,451,124)	(672,992)
Payments for loan origination costs	–	(14,525)
Net advances (repayments) on margin account	767,752	(12,566)
Cash dividend	(65,091)	(54,243)

Net cash provided by (used in) financing activities	(748,463)	1,020,210

 Efficiency Lodge, Inc. and Subsidiaries

 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

 Years ended December 31,

	2001	2000

Net increase in cash	102,745	421,336

Cash at beginning of year	658,427	237,091

Cash at end of year	$761,172	$658,427

Supplemental cash flow information

Cash paid during the year for interest	$2,376,648	$2,496,524

Cash paid during the year for income taxes	$298,182	$531,540

Noncash investing and financing activities

During 2000, the Company exchanged 33,330 shares of common stock in treasury for a $499,950 reduction of a note payable.

During 2001, the Company cancelled 50,000 shares of common stock in treasury that resulted in a $40,318 reduction in common stock, a $528,260 reduction of retained earnings and a $568,578 reduction in treasury stock.

The accompanying notes are an integral part of these statements.

 Efficiency Lodge, Inc. and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 December 31, 2001 and 2000

 NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the accounting policies consistently applied in the accompanying consolidated financial statements follows.

1.     Principles of Consolidation

Efficiency Lodge, Inc. (the “Company”) consolidates the accounts of all majority owned subsidiaries.  All significant inter-company transactions and balances have been eliminated.

2.     Nature of Operations

The Company owns and operates lodging facilities in Georgia and Florida, which offer both temporary (minimum seven days) and long-term accommodations which include fully-equipped cooking facilities and on-premises laundry facilities.  Customers include people on short-term work or training assignments, recreational travelers, and people in the midst of relocation.

3.     Property and Equipment

Property and equipment are recorded at cost including capitalized interest cost incurred during the period of construction.  Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method for buildings and accelerated methods for furniture and equipment.  Buildings and improvements are depreciated over thirty-one to thirty-nine years and furniture and fixtures are depreciated over five to seven years. Maintenance and repairs are charged to operations as incurred, and major renewals and betterments are capitalized.  Non-capital costs incurred prior to opening new lodges are expensed when incurred.  Facilities are evaluated annually and written down to fair value if management believes that the undepreciated cost cannot be recovered through future cash flows.

4.     Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

5.     Marketable Equity Securities

Marketable securities, which are accounted for as available for sale securities, are stated at fair value.  Unrealized gains and losses on these investments, net of the related income tax effect, are included in accumulated other comprehensive income (loss).  Cost basis for purposes of computing realized gains and losses is computed using the specific identification method.

 Efficiency Lodge, Inc. and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 December 31, 2001 and 2000

 NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

6.     Loan Fees

Loan fees and other associated closing costs are recorded at cost.  Amortization is calculated using the straight-line method over the term of the related loan.

7.      Fair Value of Financial Instruments

The Company’s financial instruments recorded on the balance sheet include cash, investments, accounts receivable, accounts payable and debt.  Because of their short maturities, the carrying amount of cash, investments, accounts receivable and accounts payable approximates fair market value.  The fair value of the Company’s long-term debt approximates carrying value based on the  current rates offered to the Company for debt of similar terms.

8.     Revenue Recognition

Revenue consists primarily of charges for lodging which are recognized when earned.

9.     Advertising Costs

Advertising costs are expensed when incurred.

10.   Income Taxes

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

 Efficiency Lodge, Inc. and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 December 31, 2001 and 2000

NOTE A – SUMMARY OF ACCOUNTING POLICIES – Continued

11.   Earnings Per Share

During 2000, the Company completed a 10 for 1 stock split.  All references to common stock within the accompanying financial statements have been restated to reflect the effect of this stock split.

Earnings per share is computed based upon the weighted average number of shares outstanding during the period.  The weighted average number of shares outstanding during 2001 and 2000 was 216,970 shares and 203,181 shares, respectively.

There are no outstanding potentially dilutive securities.  Accordingly, earnings per common share assuming dilution is the same as basic earnings per common share.

12.   Use of Estimates

In preparing the Company’s financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

13.   Reclassifications

Certain 2000 amounts have been reclassified to conform to the 2001 classifications.

14.   Recently Issued Accounting Standards

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations.  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement applies to all entities.  It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

Efficiency Lodge, Inc. and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 December 31, 2001 and 2000

NOTE A - SUMMARY OF ACCOUNTING POLICIES – Continued

14.   Recently Issued Accounting Standards - Continued

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

The Company is evaluating the impact of the adoption of these standards but does not believe the adoption of these standards will have a material effect on its financial position and results of operations.

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2001:

Buildings and improvements	$24,531,847
Furniture and equipment	3,190,652
Construction in progress	91,551

27,814,050
Less: accumulated depreciation	(6,560,163)

21,253,887
Land	3,808,933

$25,062,820

During 2000, the Company capitalized $46,475 of interest in connection with construction of a new lodge.

Efficiency Lodge, Inc. and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 December 31, 2001 and 2000

NOTE C - NOTE RECEIVABLE - STOCKHOLDER

The $297,630 note receivable from stockholder (including accrued interest of $118,846) bears interest at 7%, matures on September 25, 2012 and is uncollateralized.  Interest income on this note totaled $23,219 and $15,418 for the years ended December 31, 2001 and 2000, respectively.

 NOTE D - LOAN FEES

Loan fees were as follows as of December 31, 2001:
Loan fees	$673,481
Less: accumulated amortization	(281,416)

Net loan fees	$392,065

NOTE E – MARKETABLE EQUITY SECURITIES

Marketable equity securities are stated at fair value.  Unrealized gains or losses on these investments, net of related deferred income taxes, are included in other comprehensive income.  At December 31, 2001 and 2000, these amounts were as follows:

	2001	2000

Fair value	$3,008,773	$751,463
Cost	2,311,680	559,531

Unrealized gain	697,093	191,932
Deferred income tax expense	(264,897)	(72,932)

Accumulated other comprehensive income	$432,196	$119,000

Gross unrealized gains	$712,766	$206,242
Gross unrealized losses	(15,673)	(14,310)

Net unrealized gain	$697,093	$191,932

There were no significant realized losses on sales of equity securities during 2001 and 2000.

Efficiency Lodge, Inc. and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 December 31, 2001 and 2000

 NOTE F - NOTES PAYABLE

Notes payable consists of the following at December 31, 2001:

Variable rate mortgage notes – 6.25% to 8.0%,
Payments of principal and interest totalling $50,269
per month, maturing on various date through 2023	$3,499,057

Fixed rate mortgage notes – 8.0% to 10%, payments
of principal and interest totaling $207,334
per month, maturing on various dates through 2025	23,354,840

$26,853,897

The mortgage notes payable are collateralized by all of the Company’s real property and $13,805,407 of these notes payable are guaranteed by the majority stockholder.  One mortgage note payable requires monthly payments of $14,127 into a capital replacement reserve fund held by the mortgagee.  Disbursements from the fund are subject to approval by the mortgagee.  The balance in this fund, which met the contractual requirement, was $21,082 at December 31, 2001, and is included in other assets.

 Future maturities of long-term debt as of December 31, 2001 are as follows:

2002	$2,708,915
2003	2,294,882
2004	5,326,133
2005	359,496
2006	393,056
Thereafter	15,771,415

$26,853,897

NOTE G – MARGIN ACCOUNT LIABILITY

The margin account liability bears interest at a variable rate, which was 4.625% at December 31, 2001.  The margin account is collateralized by marketable investment securities with a carrying value of $2,820,885 at December 31, 2001.  The margin account has no predetermined repayment terms but, in accordance with Federal regulations, its balance must be reduced if it exceeds certain percentages of the fair value of the pledged securities.

Efficiency Lodge, Inc. and Subsidiaries

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 December 31, 2001 and 2000

NOTE H - RELATED PARTY TRANSACTIONS

Management fees of $181,145 and $180,114 were paid in 2001 and 2000, respectively, to a stockholder (doing business as Barnes Store).  The Company entered into an agreement for management services with this stockholder effective September 1, 1996.  Under the agreement, the Company will pay four percent of gross revenues excluding certain taxes for management services provided by the stockholder.  This agreement has no specified expiration date and may be terminated at any time by either party.  The Company and the stockholder agreed to reduce the management fee rate from 4% to 2.1% in 2001 and 2.2% in 2000.

During 2001 and 2000, the Company purchased maintenance supplies totalling $274,914 and $258,737, respectively, from a stockholder (doing business as Barnes Store).

During 2000, the Company paid a $30,000 construction management fee to a director and stockholder.

During 2001 and 2000, the company paid $60,000 and $15,000, respectively, to a majority stockholder, under an agreement to pay $5,000 per month beginning October 2000, for the stockholder’s guarantee of the Company’s mortgage notes payable.

NOTE I – INCOME TAXES

Income tax expense consists of the following:
	2001	2000

Current expense
Federal	$439,094	$242,825
State	82,334	45,532

	521,428	288,357

Deferred (benefit) expense
Federal	19,850	(57,564)
State	3,722	(10,793)

	23,572	(68,357)

	$545,000	$220,000

This expense differs from the expense based on the Federal statutory rate due primarily to state income taxes.  At December 31, 2001, the Company’s deferred tax liability of $349,190, which is included in other liabilities, is due to the difference between the income tax basis of property and equipment and investments compared to the amount reported in the financial statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFFICIENCY LODGE, INC.

By: /s/ W. Ray Barnes
W. Ray Barnes
Chairman and Chief Executive Officer

Date: March 27, 2002

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.
Signature	Position	Date

/s/ W. Ray Barnes W. Ray Barnes	Chairman and Chief Executive Officer, (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	Date: March 27, 2002

/s/ Joe Chapple Joe Chapple	President and Chief Operating Officer, Director	Date: March 27, 2002

/s/ Arthur L. Crowe, Jr. Arthur L. Crowe, Jr.	Director	Date: March 28, 2002

/s/ Joseph A. Cochran Joseph A. Cochran	Director	Date: March 27, 2002

/s/ Ken F. Thigpen Ken F. Thigpen	Director	Date: March 27, 2002

_____________________ Roy W. Sweat	Director	Date: March __, 2002

/s/ Larry V. Watts Larry V. Watts	Director	Date: March 28, 2002