Form 10QSB
period 2002-03-31
EFFICIENCY LODGE INC
filed 2002-05-14
CIK 92066

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

{X}	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

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

          Yes     /X/          No      /_/

Shares outstanding of each of the issuer's classes of common equity at March 31, 2002: 216,970 shares of Common Stock, no par value.

Transitional Small Business disclosure Format (check one).

         Yes /_/          No     /X/

PART I.
FINANCIAL INFORMATION

Item 1.                    Financial Statements

Efficiency Lodge, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2002	December 31, 2001

Property and equipment, net	$24,951,807	$25,062,820
Cash	395,095	761,172
Investments	2,222,555	3,008,773
Other assets	1,209,764	1,127,182

	$28,779,221	$29,959,947

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Mortgage notes payable	$26,644,697	$26,853,897
Other liabilities	884,778	1,972,182

Total liabilities	27,529,475	28,826,079

Stockholders’ equity
Common stock – no par value, 7,500,000 shares authorized; 297,900 shares issued	240,215	240,216
Retained earnings	1,674,080	1,381,756
Accumulated other comprehensive earnings	255,751	432,196

	2,170,046	2,054,168

Less 80,930 shares of common stock in treasury, at cost	(920,300)	(920,300)

	1,249,746	1,133,868

	$28,779,221	$29,959,947

The accompanying notes are an integral part of these statements.

Efficiency Lodge, Inc.

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

For the three months ended March 31, 2002 and 2001

	2002	2001

Revenues	$1,949,712	$2,229,959
Operating expenses	1,298,774	1,343,713

Operating income	650,938	886,246

Other expense (income)
Interest expense	568,183	632,601
Gain on sale of investments	(360,872)	(200,110)
Other, net	(19,050)	(44,916)

	188,261	387,575

Earnings before income taxes	462,677	498,671

Provision for income taxes	170,353	190,825

Net earnings	$292,324	$307,846

Net earnings per common share – basic	$1.35	$1.42

Weighted average number of common shares outstanding	216,970	216,970

The accompanying notes are an integral part of these statements.

Efficiency Lodge, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

Three months ended March 31, 2002

			Retained earnings	Accumulated other comprehensive earnings	Treasury stock	Total
	Shares outstanding	Common stock

Balance at December 31, 2001	216,970	$240,216	$1,381,756	$432,196	$(920,300)	$1,133,868

Net earnings for the three months	-	-	292,324	-	-	292,324

Other comprehensive earnings:
Unrealized gain on Investments	-	-	-	184,427	-	184,427
Reclassification of unrealized gains to statement of earnings	-	-	-	(360,872)	-	(360,872)

Comprehensive earnings	-	-	-	-	-	115,879

Balance at March 31, 2002	216,970	$240,216	$1,674,080	$255,751	$(920,300)	$1,294,747

The accompanying notes are an integral part of this statement.

Efficiency Lodge, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the three months ended March 31,

	2002	2001

Increase (decrease) in cash

Cash flows from operating activities:
Net earnings	$292,324	$307,846
Adjustments to reconcile net earnings to net Cash (used in) provided by operating activities:
Depreciation and amortization	268,653	292,926
Gain on sale of fixed assets	-	(27,143)
Gain on sale of investments	(360,872)	(200,110)
Changes in assets and liabilities:
Other assets	(104,759)	(48,794)
Other liabilities	(107,020)	134,022

Net cash (used in) provided by operating activities	(11,674)	458,747

Cash flows from investing activities:
Payments received on notes receivable	7,509	5,719
Proceeds from sale of investments	1,153,059	377,933
Purchase of investments	(290,560)	-
Capital expenditures	(142,972)	(83,464)
Proceeds from sale of fixed assets	-	93,543

Net cash provided by investing activities	727,036	393,731

Cash flows from financing activities:
Principal payments on line of credit	(872,240)	-
Principal payments on long-term debt	(209,199)	(228,419)

Net cash used in financing activities	(1,081,439)	(228,419)

(Decrease) Increase in cash and cash equivalents	(366,077)	624,059

Cash and cash equivalents, beginning of period	761,172	658,427

Cash and cash equivalents, end of period	$395,095	$1,282,486

Cash paid during the period for interest	$568,183	$617,601

Cash paid during the period for income taxes	$356,746	$66,433

 The accompanying notes are an integral part of these statements.

Efficiency Lodge, Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 Three months ended March 31, 2002 and 2001

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

The results of operations for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year.  The interim consolidated financial statements should be read in conjunction with the Company’s 2001 consolidated financial statements and related notes.

 NOTE B – BASIC EARNINGS PER SHARE

 Basic earnings per share is computed using the weighted average number of shares of common stock outstanding.

NOTE C – SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, bank deposits and highly liquid investments with maturities of three months or less when purchased and are stated at cost, which approximates market.

 Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

In accordance with FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  Based on the Company’s estimate of future undiscounted cash flows, the Company expects to recover the carrying amounts of its remaining fixed assets. No write-offs of obsolete equipment were recorded in either of the three-month periods ended March 31, 2002 or 2001.

Efficiency Lodge, Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three months ended March 31, 2002 and 2001

NOTE C – SIGNIFICANT ACCOUNTING POLICIES – Continued

 Impact of Recently Issued Accounting Standards

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.”  The statement is effective for year-ends beginning after December 15, 2001 (e.g. January 1, 2002 for a calendar-year company). The Company is in the process of evaluating the impact SFAS No. 144 will have upon adoption, but does not anticipate it will have a significant impact on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise.  The Company does not currently have any goodwill or other intangible assets on its books and accordingly, does not expect the adoption of SFAS No. 141 or SFAS No. 142 to have an impact on its financial position or result of operations.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company is in the process of evaluating the impact SFAS No. 143 will have upon adoption, but does not anticipate it will have a significant impact on its financial position or results of operations.

NOTE D – SUBSEQUENT EVENTS

Subsequent to March 31, 2002, the company sold 17 residential rental properties, which were managed with other similar properties as a lodge.  The aggregate proceeds received from this transaction of $1,504,000 were used to reduce long-term debt originally used to finance the acquisition of these and other properties.  A gain of $424,500 was recorded on these transactions.

Item 2.          Management’s Discussion and Analysis

Total assets decreased $1,180,726 from $29,959,947 at December 31, 2001 to $28,779,221 at March 31, 2002. This decrease was primarily attributable to investment sales of $862,499, net, which in addition to the operating profit for the quarter of $292,323 was used as payment on mortgage notes payable and a line of credit of $1,081,440.

Revenue decreased $280,247 from $2,229,959 in the first quarter of 2001 to $1,949,712 in the first quarter of 2002. This decrease was primarily due to the continued slow economy and reductions in corporate relocations. Operating expenses decreased from $1,343,713 in the first quarter of 2001 to $1,298,774 primarily due to no startup cost being incurred for new lodges and decreased maintenance expenses.

During the first quarter of 2002, the Company purchased real estate and equipment totaling $142,971.

 Company realized a gain on the sale of investments during the first quarter of 2002 totaling $360,872. The majority of this gain was included in unrealized gain on investments at December 31, 2001.

Forward Looking Statements

This report contains statements which, to the extent that they are not recitations of historical fact, may constitute "forward looking statements" within the meaning of applicable federal securities laws and are based on the Company's current expectations and assumptions.  These expectations and assumptions are subject to a number of risks and uncertainties which could cause actual results to differ materially from those anticipated, which include but are not limited to the following: ability of the Company to achieve specific occupancy levels, the ability of the company to locate and bid successfully on additional lodges, and other factors affecting the Company's business that are beyond the Company's control. All forward looking statements contained in this report are intended to be subject to the safe harbor protection provided by applicable federal securities laws.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFFICIENCY LODGE, INC.

DATE: May 14, 2002	By:	/s/ Joseph Chappel
Joseph Chappel
President

DATE: May 14, 2002	By:	/s/ Bonnie Byers
Bonnie Byers
Secretary/Treasurer